Form 10KSB
period 2001-06-30
INTERNATIONAL TRAVEL CD S INC
filed 2001-10-12
CIK 1132590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001
                                  -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           -------------    --------------

Commission File Number: 000-33099

                         International Travel CD's, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)
Colorado                                                              84-1553046
--------                                                              ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

2 N. Cascade Avenue, Suite 1100, Colorado Springs, Colorado               80903
-------------------------------------------------------------------    ---------
(Address of registrant's principal executive offices)                 (Zip Code)

                                 (303) 733-3484
                                 --------------

              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

         Title of Each Class                  Name of Each Exchange on which
         to be so Registered:                 Each Class is to be Registered:
         --------------------                 -------------------------------
                 None                                      None
                 ----                                      ----

      Securities registered under Section 12(g) of the Act:

      Common Stock, Par Value $.001
      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 9, 2001, approximately $0.00.

As of October 9, 2001, there were 5,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes   ( )         No   (X)

                                     PART I

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business.
--------------------------------

Our Business. We are a development stage company and were incorporated in Colorado on July 20, 2000. We are engaged in the business of providing photography and digital services to organizations in the travel industry. Through our digital archiving of high-resolution color images, we are able to create digital brochures for hotels, resorts, restaurants and airlines. While we can produce traditional "paper" brochures, the digital brochures are typically in CD-ROM format and contain virtual tours, photograph layouts and even sales presentations. We believe our digital brochures can increase the effectiveness of a company's presentation in a brochure because it allows for an interactive presentation with moving pictures and sounds not possible in a paper brochure. We have completed our pilot project, in which we took photo shoots of the premises of seven luxury hotels in Thailand. We also completed the sample digital brochure for each of the seven hotels on April 20, 2001. We plan to submit proposals to each of the seven hotels to conduct marketing campaigns that utilize the CDs. At this time, however, we do not yet have any firm orders for a marketing campaign from any of these hotels, nor can there be assurance that we will be successful in obtaining any such orders.

We are not charging fees for the shooting and creation of the digital brochures in an effort to gain customers. Hotels that accept our proposal to conduct a marketing campaign utilizing the digital media piece that we create will be billed for services. Regardless of whether any of these hotels accepts our proposal, we will be able to use the CDs as promotional pieces to show other potential customers. While one hotel has expressed an interest in utilizing our digital brochure for a marketing project, no firm orders with hotels have been placed as of October 9, 2001. We cannot guarantee that any of these seven hotels will place an order for our marketing services. We analyzed and selected the target market of high-end hotels in Thailand for a pilot project. We successfully obtained agreements to shoot seven hotels in Thailand and have completed the shooting of all of these hotels. We also completed sample digital brochures for each of the seven hotels on April 20, 2001. We propose to send the sample CDs to each hotel for their review along with a proposal to conduct marketing services for them utilizing their CD as a sales piece. The proposals will not be sent until funding has been secured in order to avoid having insufficient funds to execute the contracts.We recentley provided digital media consulting services to an unrelated company and generated revenues of approximately $5,000 from those services.

Product and Services. Hotels are routinely paying large sums of money for marketing brochures and sales packages to send to travel agencies. As a result, travel agencies have a need for a cost effective way to store these packages, as well as a way to be able to quickly refer to specific hotels. Hotels are now faced with the challenge of distinguishing itself from other solicitors while getting increasingly complex messages and packages across clearly to the targeted audience in a print brochure. To meet both of these needs, we are currently offering photography and digital media services to organizations within the travel industry, focusing initially on higher end hotels in Thailand.

Our main product offering is the "shooting" of a customer's premises and/or product offering, creating a digital brochure, (typically in CD-ROM format), and then implementing a marketing campaign that utilizes the digital brochure or digital media sales piece. These CDs typically feature the scanned images of the selected hotels including photos of their lobbies, rooms, suites and facilities. Some of the images are scanned in QTR format, which allows for 360-degree views. The use of CD-ROM for marketing communications are less expensive to produce and ship than catalogs, and are a cost effective alternative for expensive brochures. By sending sales pieces and presentations via CD ROM, a business can use a tool that navigates a potential customer through an interactive presentation. By engaging the audience in an interactive, participatory media, companies can simplify a complex sell - delivering messages specifically targeted to different purchasing influencers.

A CD's information is displayed with full CD quality sound and can be paused, fast-forwarded, rewound, or searched. It is generally recognized that digital brochures can minimize production costs of literature. In most cases, CDs can help a company to minimize its literature fulfillment time and its literature updating costs. For example, there is typically less expense involved in the maintenance, updating and distribution of a CD than for a conventional printed marketing piece with a comparable number of images because there are no color separations, setup charges or other expensive print shop costs. Many marketing agencies claim that sending an innovative presentation via CDs helps to enhance a company's corporate image and credibility. Each hotel can choose what content it wants to provide in the brochure, although most hotels will typically provide a brief text description, photos taken by the company, current room reservation prices and access to its web- based reservations form or system. The digital brochures can be viewed on any computer that has a web browser, and viewers that have Internet access will be able to link to the hotel's website and reservations forms. In addition to having a link to the hotel's web site where travel agents can immediately respond, the digital brochures have a feature that management believes is very appealing to travel agents.

The links offer the additional benefits of tracking traveler usage. Each travel agent is assigned a specific port hole where they have a specific tracking number. When someone uses this number to make a registration, it gets tracked and helps travel agencies to reduce the number of missed bookings from people who gather information and then make the booking on their own. While this feature has not yet been demonstrated to any potential customers, we have successfully tested this feature on a CD.

Consulting services will be billed on an hourly basis and typically require a minimum of four hours to set up the most basic of interactive features in a digital brochure. The pricing for the brochures ranges from $770 to $1,610 depending upon the number of photos, pages and interactive features. The marketing services are priced based upon the needs of each customer, but a typical scenario would put the price at about $1,000 to create a digital brochure and just under $5.00 to produce and mail one CD to a travel agent. The CDs are compatible with any Macintosh or PC with a 486 processor or higher, Microsoft Windows 3.0 or later, a CD-ROM drive and 20 MB of hard disk space - standard computer equipment that virtually every travel agent has these days.

Future Products. While we have the capabilities to provide other digital media services, we will not focus our efforts on these capabilities until we have adequate cash flow to finance expansion of these other product and service offerings. However, management does believe that it will be able to obtain some contracts for digital media archiving, web design (utilizing digital brochures that can be downloaded), and photography or journalism assignments.

Our Target Market and Marketing Strategy. Our customer focus is on high-end hotels with marketing budgets. In order to be successful in targeting them we must understand their target audience that is primarily travel agents who serve businesses and middle to high-income households. The travel agency segment of the travel industry is highly fragmented and being redefined with the emergence of the Internet as a major vehicle for travel arrangements. Travel agencies can be loosely divided into (i) major travel agencies with chains across the United States and throughout the world, and (ii) "Mom and Pop" shops with one or a few sites, typically in a specific region. We plan on recommending to our customers that they target the largest travel agencies because of their large client base.

We believe our efforts will be more effective if the larger travel agencies that have the most far-reaching impact are targeted first. To attract initial customers, we will not charge for the creation of the digital brochure, instead relying on implementing the marketing campaign as our source of revenue. However, once a small customer base is established and we generate credibility with potential customers, we will begin billing potential customers on a "page-per-view basis" calculated by the number of pages and photographs a customer desires to have in the digital brochure, as well as any consulting services required to create interactive features.

While direct marketing and other sales strategies will be utilized, we will focus much attention on our website, which is currently located at http://internationaltravelcds.nav, where it will provide potential customers with examples of how the digital brochure works and looks. Our website is an informational piece that provides samples of the types of photos that are utilized in a digital brochure. We anticipate that our website will initially be developed as a corporate presence for us and used for marketing of our services. The current website is unable to support full interactive digital brochures as we have taken advantage of low-cost web hosting solutions. Once we secure the necessary funding we intend to relocate our website to http://www.internationaltravelcds.com. Although we may adopt a direct mail approach where marketing pieces are mailed to thousands of recipients, or travel agents. Hotels can also choose various marketing packages that would be more focused and target a smaller number of more travel agencies.

We also intend to join travel associations and find potential partnerships with non-profit organizations or other strategic partners. We propose to join the Pacific Asia Travel Association and other travel industry associations and hope to identify and begin discussions with potential partners. We also want to attend at least two travel industry related conferences by the end of 2001. In addition, we hope to establish partnerships with several non-profit travel organizations to help promote our CDs and to build in-roads to the travel industry.

Furthermore, we hope to find marketing partners with whom we can outsource any marketing efforts we are unable to do in-house. Potential partnerships we plan to pursue include, but are not limited to, the following organizations, although we currently have no partnerships with any of these organizations:

     o Pacific Asia Travel Association - serves government tourist offices, airlines, hotels and other travel-related companies throughout the Pacific Asia region
     o American Society of Travel Agents - has over 26,500 members in more than 165 countries
     o Institute of Certified Travel Agents (ICTA) - ICTA certification is similar to a Ph.D. in other professions
     o International Hotel Association - offers industry issues and association news to member hotels
     o Association of Corporate Travel Executives - dedicated to business travel management
     o Travel Industry Association of America - claims to be the "unifying organization for all components of the U.S. travel industry"
     o International Association of Conference Centers - focused on the promotion of conference centers Our understanding of the travel industry and the dynamics involved comes from management's experience in marketing, travel services, writing of travel books, photography, and the graphics and printing industry.

Growth Strategy. With the continued growth in international travel, hotels and travel organizations are spending more and more each year to promote their services. Tourist boards and associations in Southeast Asia have been aggressively marketing to capture a share in this market. Our objective is to become a dominant provider of travel related materials on compact disc. To effectuate our strategy we must:

     o    create awareness of our products and services;
     o develop a website capable of demonstrating our services and stimulating qualified sales leads;
     o    produce a promotional package to market to potential customers;
     o develop and implement a direct mail campaign targeting specific hotels;
     o attend regional travel conferences or shows within the travel industry;
     o    advertise in travel and business journals to develop brand awareness;
     o    target high-end hotels;
     o    continue to enhance and update our website;
     o    develop our relationships with clients;
     o develop our relationships in specific geographic areas, such as Thailand; and
     o    provide additional services for clients.

We are initially focusing on providing digital brochures for the top hotels in the Asia Pacific Region and using them for promotional activities that target travel agencies. After customer traction is developed in the Asia Pacific Region, we plan to then expand our services to hotels in the United States and Europe. In the last stage of expansion, we plan to begin offering our services to virtually any service business that utilizes brochures as a major sales piece. We will draw upon the founders' expertise in photography, marketing and travel to create the CDs for hotels and send them to targeted travel agencies.

Our Competition. There are numerous marketing and advertising companies that target hotels and travel companies. These companies create sales packages and brochures for hotels and resorts. We believe, however, that there are no other businesses currently selling promotional CDs to hotels for distribution to travel agencies. We know of only one competitor that provides similar marketing services. The Hotel Portfolio is a marketing and advertising company which provides hotels with various marketing materials. Its materials are on small brochures, post cards and other sales pieces but do not take on the form of digital media. As such, we believe that hotels perceive Hotel Portfolio to be a low price alternative to creating and producing in-house brochures. We believe that we are the first to market this digital brochure concept and we hope to gain name brand awareness as an innovative producer and distributor of technologically based sales pieces for the travel industry.

However, the travel industry is highly competitive and fragmented. Despite the industry's continued growth and rapid consolidations, we believe we may experience increasing competition in the future. Therefore, we believe our biggest threat relates to the adaptive abilities of other marketing companies to take advantage of innovative technologically based sales pieces, such as our digital brochure. Future competitive factors also include corporate and product reputation, innovation with frequent product enhancement, expansion of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price.

Our future success will depend, in part, upon our ability to increase sales in our targeted markets. There can be no assurance that we will be able to compete successfully with our competitors or that the competitive pressures we face will not have a material adverse effect on us. Our future success will depend in large part upon our ability to increase our share of our target market and to sell additional products and product enhancements to existing customers. However, future competition may result in price reductions, reduced margins or decreased sales.

Government Regulation. We are subject to those local, state, and federal regulations that are applicable to businesses generally. We believe that we are substantially in compliance with those regulations that are applicable to us. These regulations and laws may later be made applicable to us. The costs associated with compliance may have a material adverse affect on our operations.

Patents and Proprietary Rights. Our success depends in part upon our ability to preserve our trade secrets and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. We currently do not own any patents, trademarks, trade secrets, copyrights, or other proprietary rights other than our web domain name.

Our Research and Development. We are not engaged in research and development activities other than those related to the establishment and operation of our website.

Employees. As of October 9, 2001, we have three employees, all three of whom are executive. We have no employment or consulting agreements in place at this time. Management expects that as the need arises, we may employ temporary and part-time employees to complete projects and fill orders. We presently have no labor union contract and we do not anticipate unionization of our personnel in the foreseeable future.

We do not anticipate that we will be hiring any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support marketing and sales and business development.

Facilities. Our executive, administrative and operating offices are located at 2
N. Cascade Avenue, Suite 1100, Colorado Springs, Colorado, 80903. We do not own any real property. We presently have a rent-free agreement with Force Financial Systems at our current address. Force Financial Systems assisted us with financial matters, helped us in obtaining our current legal representation, and provides us with the use of approximately 150 square feet of office space. We have no formal affiliation with Force Financial Systems Group.

We also have a six-month lease for our office space in Chiang Mai, Thailand. The lease is due to expire in December 2001, but we have an option to renew. The monthly rental is presently $150 and we utilize approximately 250 square feet of office space. Management believes its current office space is sufficient for its projected operations. However, although we have no plans to relocate our facility, should the occasion arise to do so, there is ample office space available at other locations in the region at similar or competitive rates.

Item 2.  Description of Property.
---------------------------------

Our Facilities. Our executive, administrative and operating offices are located at 2 N. Cascade Avenue, Suite 1100, Colorado Springs, Colorado, 80903. We do not own any real property. We presently have a rent-free agreement with Force Financial Systems at our current address. Force Financial Systems assisted us with financial matters, helped us in obtaining our current legal representation, and provides us with the use of approximately 150 square feet of office space. We have no formal affiliation with Force Financial Systems Group.

We also have a six-month lease for our office space in Chiang Mai, Thailand. The lease is due to expire in December 2001, but we have an option to renew. The monthly rental is presently $150 and we utilize approximately 250 square feet of office space. Management believes its current office space is sufficient for its projected operations. However, although we have no plans to relocate our facility, should the occasion arise to do so, there is ample office space available at other locations in the region at similar or competitive rates.

Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

During July 2000, we issued 250,000 shares of our no par value common stock in exchange for legal services.

In addition, during July 2000, we issued 450,000 shares of our no par value common stock in exchange for consulting services.

During the period from August 22, 2000 to November 8, 2000, we sold 1,500,000 shares of our no par value common stock for $.02 per share The shares were issued in a transaction which we believe satisfies the requirements for exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of
Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Net proceeds from the offering totaled $24,096, after deducting offering expenses of $5,904.

On July 24, 2001, we filed an amended registration statement with the SEC to register 2,200,000 shares of our common stock for sale by the selling shareholders. The SEC declared that registration statement effective on July 27, 2001.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is thirty-six (36).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Approximately 1,100,000 shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

Prices of Common Stock. Our common stock is eligible for quotation on the OTC Bulletin Board an electronic quotation medium for securities traded outside of the Nasdaq Stock Market. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Our trading symbol is "ILCD". Prior to our participation on the OTC Bulletin Board, there was no public market for our common stock. Although we are eligible for quotation on the OTC Bulletin Board, our common stock has not yet traded. This market is extremely limited and the price for our common stock quoted by brokers, if any, is not necessarily a reliable indication of the value of our common stock.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------------

Results of Operations. We provided digital media consulting services to an unrelated company and generated revenues of approximately $5,000 from those services. In addition, we have been working on the procurements of small bids for outsourced services, which if secured and executed would generate revenues. We cannot guaranty that we will secure these bids, nor can we guaranty that revenue will meet or exceed expectations in the future. Our costs and expenses of approximately $114,685 consist primarily of personnel expenses and start-up costs from formation through June 30, 2001.

Liquidity and Capital Resources. We have cash of $1,157 and accounts receivables of $5,000 as of June 30, 2001. In our opinion, our available funds of $1,157 will satisfy our working capital requirements through December 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Factors which could cause our disclosure to be inaccurate include the following:

     o    unforeseen increases in our fixed costs;
     o adverse political, economic or social conditions in our geographic markets in Asia; and
     o our officers' and directors' inability to devote sufficient time to the creation of digital brochures.

We do not believe that our current available funds will be sufficient to promote our products and services, and complete the development of our website. Because those funds will not be sufficient, we will have to raise additional capital. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses, including expenses related to website development. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors have significant equity interests in us. We believe that our officers and directors will continue to pay our expenses as long as they maintain a significant equity interest in us. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. In the event that we are unable to complete the development of our website and successfully market it, we do not have an alternative business plan.

Our ability to raise additional capital in the next twelve months through the sale of our stock may be harmed by competing resales of our common stock by the selling security holders. The quoted price for our common stock could fall if the selling security holders sell substantial amounts of our common stock. These sales would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate because the selling security holders may offer to sell their shares of common stock to potential investors for less than we do. Moreover, potential investors may not be interested in purchasing shares of our common stock if the selling security holders are selling their shares of common stock.

Our Plan of Operation for the Next Twelve Months. We have completed our pilot project, in which we took photo shoots of the premises of seven luxury hotels in Thailand. We also completed the sample digital brochure for each of the seven hotels on April 20, 2001. We plan to submit proposals to each of the seven hotels to conduct marketing campaigns that utilize the CDs. At this time, however, we do not yet have any firm orders for a marketing campaign from any of these hotels, nor can there be assurance that we will be successful in obtaining any such orders.

In January 2001, Aspin, Incorporated, an investor group, reviewed our financial statements as audited by Cordovano and Harvey, P.C. and extended a line of credit in the amount of $50,000.00 based upon the pledge of our principal officers' stock in International Travel CD's, Inc. Any amount(s) drawn down will bear interest at the rate of prime plus four percentage points. As of October 3, 2001, the prime rate was 5.50% which makes the interest rate on our line of credit 9.50%. The agreement went into effect on February 12, 2001 and the initial term of this line of credit was for six months ending August 11, 2001. The agreement has been renewed for an additional three months and may be renewed thereafter upon the sole discretion of Aspin, Incorporated. As of October 8, 2001, no funds had been drawn down on this line of credit and there is no compensating balance requirement. Although we have access to the $50,000 a line of credit, we are opposed to using such credit line because of the interest associated with the use of such funds.

A portion of any revenues generated will be used to develop and market our website. A majority of the funds however will be applied towards the development and marketing of our digital brochures. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.

Our business is subject to the following risks:

Acts of domestic terrorism and war have impacted general economic conditions and may impact our industry and our ability to generate revenues.

On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. On October 7, 2001, the United States launched military attacks on Afghanistan. As a result of those terrorist acts and that act of war, there has been a disruption in general economic activity. The demand for general travel related services has declined as layoffs in the transportation industry affect the economy as a whole. There may be other consequences resulting from those acts of terrorism and that act of war, which consequences include, but are not necessarily limited to, strikes, civil disturbance, act of the public enemy, war, blockage, riot, epidemics, public demonstration, explosion, freight embargos, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. Those acts of terrorism and that act of war may continue to cause a slowing of the economy, and in turn, reduce the demand for our services, which would harm our ability to generate revenues. We are unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the price of our common stock.

We have very little operating capital and may be forced to file bankruptcy.

The growth of our business will require significant additional investment. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. We are able to operate going forward solely because our executive officers have agreed to defer receipt of compensation until we generate revenues. There is a substantial risk that all investors may lose all of their investment. We expect that we will seek additional or alternative private financing or seek to sell the company if we can find a buyer. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If no alternative financing or buyer is found, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

We have a limited operating history and we may not be able to achieve or maintain profitability.

We are a relatively young company and our proposed operations are subject to all of the risks inherent in such a business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development of a business in a competitive and rapidly changing industry. As with an investment in any emerging growth company, ownership of common stock may involve a high degree of risk, and is not recommended if you cannot reasonably bear the risk of a total loss of your investment.

We have a history of operating losses and limited funds.

We have a history of operating losses. If our business plan is not fully executed as planned, we may continue to experience losses as we continue to invest in our core businesses. Our current financial resources are limited and are insufficient for execution and expansion of our business plan. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. We cannot guaranty that such financing will be obtained. We cannot guaranty that we will generate substantial revenues or that our business operations will prove to be profitable.

Item 7.  Financial Statements
-----------------------------

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

                                       Index to Financial Statements

                                                                         Page
                                                                      ----------
Independent Auditors' Report.............................................F-2

Balance Sheet, June 30, 2001.............................................F-3

Statement of Operations, for the period from July 20, 2000
     (inception) through June 30, 2001...................................F-4

Statement of Changes in Shareholders' Deficit, for the period from July 20, 2000 (inception) through June 30, 2001................F-5

Statement of Cash Flows, for the period from July 20, 2000
     (inception) through June 30, 2001...................................F-6

Notes to Financial Statements............................................F-7

                          Independent Auditors' Report


The Board of Directors and Shareholders
International Travel CD's, Inc.:


We have audited the accompanying balance sheet of International Travel CD's, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, shareholders' deficit, and cash flows for the period from July 20, 2000 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Travel CD's, Inc., as of June 30, 2001, and the results of its operations and its cash flows for the period from July 20, 2000 (inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue on a going concern basis. As discussed in Note 1 to the financial statements, the Company's significant operating losses raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
September 27, 2001

                        INTERNATIONAL TRAVEL CD'S, INC.
                         (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2001

ASSETS
Current assets:
     Cash.......................................................................  $             1,157
     Accounts receivable.......................................................                 5,000
                                                                                  -------------------
                                                           Total current assets                 6,157

Equipment......................................................................                 3,221
Less: accumulated depreciation.................................................                  (617)
                                                                                  -------------------
                                                                  Net equipment                 2,604
                                                                                   -------------------
                                                                   Total assets    $            8,761
                                                                                   ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable.........................................................   $           10,350
      Accrued liabilities......................................................                1,500
                                                                                  -------------------
                                                      Total current liabilities               11,850
                                                                                  -------------------

Shareholders' deficit (Note 3):
      Preferred stock, no par value; 5,000,000 shares authorized;
          -0- shares issued and outstanding....................................                     -
      Common stock, no par value; 20,000,000 shares authorized;
          5,500,000 shares issued and outstanding..............................               104,096
      Additional paid-in capital...............................................                 2,500
      Deficit accumulated during development stage.............................              (109,685)
                                                                                  -------------------
                                                    Total shareholders' deficit                (3,089)
                                                                                  -------------------
                                    Total liabilities and shareholders' deficit   $             8,761
                                                                                  ===================



                 See accompanying notes to financial statement

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                 July 20, 2000 (inception) Through June 30, 2001

Revenue.......................................................................  $        5,000

Costs and expenses:
     Stock-based compensation (Notes 2&3):
         Personnel............................................................  ........66,000
         Legal fees...........................................................  .........5,000
         Consulting...........................................................  .........9,000
     Sales and marketing......................................................  .........8,000
     Travel and entertainment.................................................  .........1,818
     Rent.....................................................................  .........1,500
     Depreciation.............................................................  ...........617
     General and administrative...............................................  ........22,750
                                                                                --------------
                                                                                       114,685
                                                      Loss before income taxes        (109,685)

Income taxes (Note 4).........................................................               -
                                                                                --------------
                                                                      Net loss  $     (109,685)
                                                                                ==============
Basic loss per common share...................................................  $        (0.02)
                                                                                ==============
Basic number of weighted average common shares outstanding....................       5,166,667
                                                                                ==============

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                 July 20, 2000 (inception) through June 30, 2001

                                                                                                              Deficit
                                                                                                             Accumulated
                                                        Preferred Stock      Common Stock       Additional     During
                                                      ------------------ -------------------     Paid-in    Development
                                                      Shares    Amount     Shares     Amount     Capital       Stage        Total
                                                      -------- --------- ----------- --------- ----------- --------------- ---------
Balance, July 20, 2000 (inception)....................       - $       -          -  $       -  $        -  $           -   $     -
July 2000, common stock issued to founders
     for services rendered, valued  at $.02 per share
     (Note 2).........................................       -         -    300,000     66,000           -              -    66,000
July 2000, common stock issued for legal
     services, valued at $.02 per share (Note 3)......       -         -    250,000      5,000           -              -     5,000
July 2000, common stock issued for consulting
     services, valued at $.02 per share (Note 3)......       -         -    450,000      9,000           -              -     9,000
August 22, 2000 through November 8, 2000,
     sale of common stock, for $.02 per share,
      pursuant to private offering, net of offering
     costs of $5,904 (Note 2)........................        -         -  1,500,000     24,096           -              -    24,096
March 2001, capital contributed by president (Note 2)        -         -          -          -       2,500              -     2,500

Net loss............................................         -         -          -          -           -       (109,685) (109,685)
                                                      -------- --------- ----------- ---------- ----------- --------------- --------
                               Balance, June 30, 2001          $       -  5,500,000  $ 104,096   $   2,500   $   (109,685)  $(3,089)
                                                      ======== ========= =========== ========== =========== =============== ========

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                July 20, 2000 (inception) Through March 31, 2001

Cash flows from operating activities:
     Net loss.............................................................     $        (109,685)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation..................................................                   617
            Stock-based compensation (Notes 2&3)..........................                80,000
            Changes in operating assets and liabilities:
               Receivables.................................................               (5,000)
               Accounts payable and accrued liabilities....................               11,850
                                                                               -----------------
                                     Net cash used in operating activities               (22,218)
                                                                               -----------------

Cash flows from investing activities:
     Cash payments for equipment............................................              (3,221)
                                                                               -----------------
                                    Net cash used in investing activities                 (3,221)
                                                                               -----------------


Cash flows from financing activities:
     Proceeds from issuance of common stock,
         net of offering costs (Note 2).....................................              24,096
     Capital contributed by president (Note 2)..............................               2,500
                                                                               -----------------
                                    Net cash provided by financing activities             26,596
                                                                               -----------------

Net change in cash.........................................................                1,157
Cash, beginning of period..................................................                    -
                                                                               -----------------
Cash, end of period.........................................................   $           1,157
                                                                               =================

Supplemental cash flow information:
     Cash paid for interest.................................................   $               -
                                                                               =================
     Cash paid for income taxes.............................................   $               -
                                                                               =================

                         INTERNATIONAL TRAVEL CD'S, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)    Summary of Significant Accounting Policies

       (a)    Organization and Basis of Presentation

              International Travel CD's, Inc. (the "Company") was incorporated in Colorado on July 20, 2000. The goal of the Company is to address the specific needs of hotels and travel agencies by providing CD ROMs that feature a collection of digital brochures of the top hotels in the Asia Pacific Region to be distributed to major travel agencies.

              The Company has suffered significant operating losses since inception and inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses and under-capitalization. These factors raise substantial doubt about the Company's ability to continue as a going concern.

              The Company's future success will be dependent upon its ability to create and provide effective digital brochures, its ability to market its products, its ability to finance its development, and its ability to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

              The Company plans to offer 4,000,000 shares of its common stock to the public at $.05 per share. In connection with this offering, the Company plans to file a Registration Statement with the Securities and Exchange Commission on Form SB-2.

              Management believes that sufficient financial resources will be available to the Company in order to meet its obligations for the twelve-month period following June 30, 2001.

       (b)    Development Stage Company

              The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

       (c)    Use of Estimates

              The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (d)    Cash and Cash Equivalents

              The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

       (e)    Property and Equipment

              Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years.

       (f)    Income Taxes

              The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


       (g)     Sales and Marketing Costs

              The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing expense in the accompanying financial statements. Sales and marketing expense totaled approximately $8,000 for the period from July 20, 2000 (inception) to June 30, 2001.

       (h)    Stock-based Compensation

              The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. For stock issued to officers, the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.

       (i)    Loss per Common Share

              The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") which requires the disclosure of basic and diluted earnings per share. Basic earnings per share are calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options or warrants, had been issued. The Company has a simple capital structure and no outstanding options at June 30, 2001. Therefore, dilutive earnings per share are not applicable and accordingly have not been presented.

      (j)     Foreign currency translations

              All of the Company's transactions were conducted in United States dollars for the period from July 20, 2000 (inception) through June 30, 2001. Accordingly, no gains or losses on foreign currency translation adjustments are included in the accompanying financial statements.

      (k)     Fiscal Year-End

              The Company's fiscal year-end is June 30.

(2)    Related Party Transactions

              On March 29, 2001, the president contributed $2,500 to the Company for working capital. The $2,500 is included in the accompanying financial statements as additional paid-in capital.

              On July 21, 2000, the Company issued 3,300,000 shares of its no par value common stock to certain officers and directors of the Company in exchange for services related to the organizing the Company. The value of these services was recorded at $66,000, based on the fair value of the Company's common stock, as determined by the Board of Directors, after considering contemporaneous sales and other analysis.

(3)    Shareholders' Equity

       a)     Sales and Issuances of Common stock

              The following transactions were valued at the fair value of the Company's common stock, as determined by the Board of Directors, based on contemporaneous sales and other analysis:

                 o During July 2000, the Company issued 250,000 shares of its no par value common stock in exchange for legal services. The Company recorded $5,000 in expense.

                 o In addition, during July 2000, the Company issued 450,000 shares of its no par value common stock in exchange for consulting services. The Company recorded $9,000 in expense.

              During the period from August 22, 2000 to November 8, 2000, the Company sold 1,500,000 shares of its no par value common stock for $.02 per share in a private offering pursuant to an exemption from registration under Rule 506 (a) of Regulation D of the Securities Act of 1933, as amended. Net proceeds from the offering totaled $24,096, after deducting offering expenses of $5,904.

      b)      Preferred Stock

              The Company is authorized to issue 5,000,000 shares of no par value preferred stock. The board will determine the preferences at a later date.

(4)    Income Taxes

              A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period from July 20, 2000 (inception) through June 30, 2001:

              U.S. Statutory federal rate, graduated................20.64%
              State income tax Rate, net or federal benefit..........3.80%
              Net operating loss (NOL) for which
                no tax benefit is currently available..............-24.44%
                                                                  --------
                                                                     0.00%
                                                                  ========

              The benefit for income taxes from operations consisted of the following components at June 30, 2001: current tax benefit of $25,189 resulting from a net loss before income taxes, and deferred tax expense of $25,189 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. The valuation allowance will be evaluated at each balance sheet date, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

                Should the Company undergo an ownership change, as defined in
              Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(5)      Bank Line-of-Credit

              On February 12, 2001, the Company entered into a line of credit agreement with a financial institution. The line of credit is for $50,000, and if used bears interest at prime rate plus four percentage points. The credit agreement expires on February 12, 2002 and is renewable for an additional six-month period at expiration. At June 30, 2001 the interest rate was 12 percent and the entire $50,000 was unused.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We have not entered into employment agreements with any of our key executives. We cannot guaranty that each executive will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

The following table sets forth information regarding our executive officers and directors as well as other key members of our management.

=================== ========= ==================================================
Name                  Age     Position
------------------- --------- --------------------------------------------------
Joshua N. Wolcott      28     President, Chief Executive Officer and a Director
------------------- --------- --------------------------------------------------
Brent T. Madison       31     Executive Vice President and a Director
------------------- --------- --------------------------------------------------
Karin Madison          29     Vice President
------------------- --------- --------------------------------------------------
Joe Cummings           48     Director
=================== ========= ==================================================

Joshua N. Wolcott. Mr. Wolcott co-founded our organization with Mr. Madison and has served as our Chairman, President and Chief Executive Officer since inception. After numerous marketing consulting projects, Mr. Wolcott took on a major marketing initiative in 1995 for World Vision United States, a non-profit organization engaged in relief and development activities. In 1996, Mr. Wolcott went to work for World Vision International in Myanmar, Burma, where he started a Microenterprise Development Program (MED), from 1996 to mid-1997. As the MED Program Manager, he designed and implemented a small enterprise development program that has valuated approximately 3,000 small businesses and financed more than 1,000 of them. Mr. Wolcott then returned to the U.S. and joined the Hoffman Row Group, a financial consulting firm, as a Senior Associate in 1999, where he has assisted in the management of initial public offerings and co-managed the strategy development, business plan creation, and organizational structuring for the private offerings of three development-stage companies. In January, 2000, he was promoted to Vice President. A graduate of the Monterey Institute of International Studies, Mr. Wolcott holds an International MBA degree in finance and strategy from the Fisher Graduate School of International Business 1999. He has a Bachelor of Arts Degree in Economics from Pepperdine University 1995. Although Mr. Wolcott is presently employed by the Hoffman Row Group, he has reached an agreement with such employer to serve as our Chief Executive Officer until we have sufficient funds to replace him with a permanent Chief Executive Officer. We believe that we would need at least $55,000 to replace him with a permanent Chief Executive Officer. We cannot guaranty that Mr. Wolcott will be able to grow the business successfully, nor can we guarantee that he will be able to find a permanent replacement. Mr. Wolcott is not an officer or director in any other reporting company.

Brent T. Madison. Mr. Madison co-founded our organization with Mr. Wolcott and has been our Executive Vice President since inception. Born in Hong Kong, Mr. Madison was raised in many different countries, including Hong Kong, the Philippines, the U.S. and the U.K. In 1996, Mr. Madison traveled to Japan to work as a teacher at the Pioneer Language School, while also conducting some classes for Fuji Film. In 1998, Mr. Madison left teaching to devote himself full-time to his professional travel and assignment photography business, Madison Images, which was founded by Mr. Madison and his wife. Mr. Madison currently devotes approximately eighty percent of his time to our business and has committed to joining us full time. While living at the base of Mt. Fuji, he photographically recorded the daily life and culture of the people living in the shadow of the famous landmark, which is in the process of being published. In 1999, Thailand became his new "base-camp" for Southeast Asian assignments and he has since been working mainly with U.S. newspapers, magazines, and non-profit organizations. Some of his recent projects have included a Southeast Asian tour for HelpAge International/Help the Aged, to capture their work with the disadvantaged elderly in five countries, as well as documenting a Northern Thailand project of Habitat for Humanity and United Airlines. Most recently published in Shutterbug Magazine, the Los Angeles Times, and the Sacramento Bee. Mr. Madison is also featured in the book, Sell Photos.com, by Rohn Engh, a well-known stock photography business author and advocate. Mr. Madison has had varied experience as a photographer and journalist, including Assistant Photographer at Pepperdine University and Assistant Photo Editor of The Graphic Weekly Newspaper. Mr. Madison graduated from Pepperdine University with a Bachelor of Arts in International Studies with an emphasis on Asia. Mr. Madison is married to Karin Madison, our Vice President. Mr. Madison is not an officer or director in any other reporting company.

Joe Cummings. Mr. Cummings is a director and has been traveling, living, and working in Southeast Asia for over 20 years and is currently based in Chiang Mai in northern Thailand. For the past 19 years, Mr. Cummings has worked for Lonely Planet, writing and editing travel books. Mr. Cummings is considered an expert on all things Thai, and is especially knowledgeable about Southeast Asian art history and archaeology, Buddhism, and Thai cuisine. He has also written extensively on the flora and fauna of Thailand, and on Thai culture, food, society, and politics. In 1977, Mr. Cummings joined the Peace Corps shortly after college and was posted in Thailand, where he served as an English lecturer at King Mongkut's Institute of Technology in Thonburi. In 1979 he began writing for The Asia Record, a Palo Alto-based newspaper concerned primarily with Southeast Asian affairs and in 1980 he signed his first Lonely Planet travel guidebook contract, becoming one of Lonely Planet's first authors. Mr. Cummings has been publishing articles about Southeast Asia since 1979 and has been writing and editing guidebooks for Lonely Planet since 1981. He has also authored more than 35 original guidebooks, phrasebooks, maps, atlases, and photographic books on Thailand and other destinations in Southeast Asia (not including updates, reprints or subsequent editions).

Mr. Cummings has served as a tourism industry consultant for UNESCO and for the Pacific Area Travel Association (PATA), and has designed tour itineraries for Asia Transpacific Journeys and Geographic Expeditions (formerly InnerAsia). In addition to his guidebook work, Joe has also written for dozens of newspapers and magazines, including Ambassador, Asia Magazine, Aspirations, Bangkok Metro, Bangkok Post; BBC Holidays, Car & Travel, Conde Nast Traveler, Earth Journal, Expedia, Geographical, The Guardian, The Independent on Sunday, International Herald Tribune, The Nation (Bangkok), Outside, San Francisco Examiner, Sawasdee, South China Morning Post, Thailand & Indochina Traveler, Wall Street Journal, and World & I. He has twice been awarded the Lowell Thomas Gold Award for travel journalism by the Society of American Travel Writers. Mr. Cummings has been a columnist for The Asia Record, an East-West Center scholar at the University of Hawaii, university lecturer in Malaysia, and bilingual studies consultant in the USA and Taiwan. Mr. Cummings has a Bachelor's degree in Political Science with a focus on Southeast Asia from Guilford College. He also has Master's degree in Southeast Asian studies with an emphasis on Thai language and art history from the University of California at Berkeley. Mr. Cummings is not an officer or director in any other reporting company.

Karin Madison. Ms. Madison is our Vice President. She has been the Professional Photography Marketing Executive of Madison Images since 1998, which was founded by Ms. Madison and her husband, our Executive Vice President. In this capacity, she has managed client relations, headed photographic services, taken responsibility for the syndication of photo and text packages, and managed project and account planning. Ms. Madison currently devotes approximately eighty percent of her time to our business and has committed to joining us full time. From 1997 to 1999, Ms. Madison worked as a teacher for the Pioneer Language School in Fujinomiva, Japan. During her tenure there, Ms. Madison also was hired to write research reports and speeches for Fuji Film engineers and upper management. In 1996, Ms. Madison accepted a position as the English Editor at the Tonen Oil Company in Tokyo, 34 Japan. During this same time, she was also contracted to conduct training seminars for the Kanematsu Personnel Service. Ms. Madison has had diverse and varied experience in project manager and coordinator positions including a position as the assistant store manager for GAPKIDS, assistant youth coordinator for the second largest church in Memphis, TN, and Project Coordinator at World Vision United States. She has a Bachelor's degree in International Studies from the Moody Bible Institute in Chicago.

All directors hold office until the next meeting of shareholders or until their successors are elected and have qualified. Our executive officers serve at the discretion of the board of Directors.

Ms. Madison is married to Brent Madison, our Executive Vice President. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not know whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Compensation of Officers and Directors. During fiscal year 2000, our chief executive did not receive any compensation. As of June 30, 2001, none of our officers or directors has been paid any compensation. We do not have any plans for our officers or directors to be paid any compensation in the immediate future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 9, 2001, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

============== ======================================== ============================== =========================
Title of Class Name of Beneficial Owner                   Amount of Beneficial Owner       Percent of Class
-------------- ---------------------------------------- ------------------------------ -------------------------
Common Stock   Joshua N. Wolcott, President, Chief             1,400,000 shares                 25.45%
               Executive Officer, and a director
-------------- ---------------------------------------- ------------------------------ -------------------------
Common Stock   Brent T. Madison, Executive Vice                1,200,000 shares                 21.82%
               President and a director
-------------- ---------------------------------------- ------------------------------ -------------------------
Common Stock   Karin Madison, Executive Vice-President          600,000 shares                  10.91%
-------------- ---------------------------------------- ------------------------------ -------------------------
Common Stock   Joe Cummings, Director                           100,000 shares                  1.82%
-------------- ---------------------------------------- ------------------------------ -------------------------
Common Stock   New World Order, Inc.                            450,000 shares                  8.18%
-------------- ---------------------------------------- ------------------------------ -------------------------
Common Stock   All directors and named executive               3,300,000 shares                 60.0%
               officers as a group
============== ======================================== ============================== =========================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

We were founded by Joshua N. Wolcott, President and Chief Executive Officer, and Brent T. Madison, Executive Vice President, and incorporated in the state of Colorado on July 20, 2000. On July 21, 2000, we issued 3,300,000 shares of its no par value common stock to certain officers and directors of the company in exchange for services related to our organization. We have issued to Mr. Wolcott, Mr. Madison, Mrs. Madison, and Joe Cummings 1,400,000, 1,200,000, 600,000, and 100,000 shares respectively of our common stock in exchange for services rendered to us. We have valued these shares at $0.02 per share. The value of these services was recorded at $66,000, based on the fair value of our common stock, as determined by the Board of Directors, after considering contemporaneous sales and other analysis.

On February 12, 2001, we obtained a line of credit for $50,000.00 with Aspin, Incorporated, an investor group. Aspin extended a line of credit in the amount of $50,000.00 based upon the pledge of the common stock of Joshua Wolcott, Chief Executive Officer and Chairman, Brent Madison, Executive Vice President, and Karin Madison, Vice President. The total amount of common stock pledged by our three officers was 3,200,000 shares, which when valued at $0.02 per share is a pledge of $64,000. The agreement went into effect on February 12, 2001 and the initial term of this line of credit was for six months ending August 11, 2001. The agreement has been renewed for three additional months and may be renewed upon the sole discretion of Aspin, Incorporated. As of October 8, 2001, no funds have been drawn down on this line of credit and there is no compensating balance requirement.

On March 29, 2001, our Chief Executive Officer, Joshua Wolcott, contributed $2,500 in paid-in capital to the company, which will be utilized primarily to pay for our most recent audit conducted by Cordovano & Harvey, P.C.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions as required under state law;
     o disclose in any and all filings as required by the Securities and Exchange Commission;
     o    obtain uninterested directors consent; and
     o    obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*
                           (Charter Document)

3.2                        Bylaws*

* Filed as an exhibit to our Registration Statement on Form SB-2 (File No.: 333-54292) and incorporated herein by reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        International Travel CD's, Inc.,
                        a Colorado corporation

                        By:     /s/ Joshua Wolcott              October 9, 2001
                                -----------------------------
                                Joshua Wolcott
                        Its:    President, Chief Executive Officer
                                and Chairman of the Board of Directors



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joshua Wolcott                          October 9, 2001
------------------------------------
Joshua Wolcott
President, Chief Executive Officer
and Chairman of the Board of Directors

/s/ Karin Madison                           October 9, 2001
------------------------------------
Karin Madison
Executive Vice President

/s/ Brent Madison                           October 9, 2001
------------------------------------
Brent Madison
Executive Vice President and Director

/s/ Joe Cummings                            October 9, 2001
------------------------------------
Joe Cummings
Director