Form 10QSB
period 2001-09-30
INTERNATIONAL TRAVEL CD S INC
filed 2001-11-13
CIK 1132590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file no.:  000-00000

                        International Travel CD's, Inc.
                    --------------------------------------
                (Name of small business issuer in its charter)

                         Colorado                             84-1553046
                         --------                        -------------------
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)

              2 N. Cascade Avenue, Suite 1100
              Colorado Springs, Colorado                   80903
              -------------------------------            ----------
              (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone number (719) 381-1728

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

                           Yes     X     No
                               ________     ________


                        Copies of Communications Sent to:

                             James G. Dodrill II, PA
                             3360 NW 53rd Circle
                             Boca Raton, FL  33496
                             Tel: (561) 862-0529
                             Fax: (561) 862-0927


            Number of outstanding shares of the Issuer's common stock
                       as of September 30, 2001: 5,500,000

                        INTERNATIONAL TRAVEL CD'S, INC.
                        -------------------------------

                                     Index



                                                                      Page
                                                                     Number
                                                                     ------

PART 1.		FINANCIAL INFORMATION
                ---------------------

	Item 1.	Financial Statements

                Balance Sheets
                  September 30, 2001 (Unaudited)                        3

                Statements of Operations
                  Three months ended
                  September 30, 2001 (Unaudited)                        4

                Statements of Cash Flows
                  Three months ended
                  September 30, 2001 (Unaudited)                        5

                Notes to Financial Statements (Unaudited)               6

	Item 2.	Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7

PART II.        OTHER INFORMATION
                -----------------

                                    PART I

Item 1.         Financial Statements



                        INTERNATIONAL TRAVEL CD'S, INC.
                        -------------------------------

                            Condensed Balance Sheet
                                  (Unaudited)

                               September 30, 2001

ASSETS
Current assets:
Cash.............................................................. $   2,833
                                                                   ----------
  Total current assets                                             $   2,833

Equipment, net.................................................... $   2,336
                                                                   ----------
  Total assets                                                     $   5,169

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................................ $  10,000
  Indebtedness to related party (Note B).......................... $     500
  Accrued liabilities............................................. $   2,750
                                                                   ----------
  Total current liabilities                                        $  13,250

Shareholders' deficit (Note D):
  Preferred stock, no par value; 5,000,000 shares authorized;
    -0- shares issued and outstanding..............................     -
  Common stock, no par value; 20,000,000 shares authorized;
    5,500,000 shares issued and outstanding........................  104,096
  Additional paid-in capital.......................................   38,025
  Deficit accumulated during development
    stage.......................................................... (150,202)
Total shareholders' deficit                                           (8,081)
                                                                   ----------
Total liabilities and shareholders' deficit                        $   5,169



See accompanying notes to financial statements.

                        INTERNATIONAL TRAVEL CD'S, INC.
                        -------------------------------

                      Condensed Statements of Operations
                                 (Unaudited)


                                                                                    (Inception)
                                             Three Months Ended                     Through
                                             September 30,                          September 30,
                                             2001                   2000            2001
                                             ------------------     -----------     -------------
                                             (Unaudited)            (Unaudited)     (Unaudited)
Revenue................................      $        -             $        -      $   5,000

Costs and expenses:
    Stock-based compensation:
      Personnel........................               -                 66,000         66,000
      Legal fees.......................               -                  5,000          5,000
      Consulting.......................               -                  9,000          9,000
    Professional fees..................           2,355                      -         19,800
    Sales and marketing................           1,500                      -          9,500
    Travel and entertainment...........               -                    882          1,818
    Rent...............................               -                      -          1,500
    Contributed rent (Note B)..........             300                      -            300
    Contributed services (Note B)......          35,225                      -         35,225
    Depreciation.......................             268                     40            885
    General and administrative.........             869                  1,676          6,174
                                             -----------            -----------     ----------
                                                 40,517                 82,598        155,202
        Loss before income taxes                (40,517)               (82,598)      (150,202)

Income taxes (Note C)..................               -                      -              -
Net loss                                     $  (40,517)            $  (82,598)     $(150,202)


Basic and diluted loss per common share*     $        -             $    (0.02)
Basic and diluted number of weighted
average common shares outstanding             5,500,000              4,080,000

 *  Less than $.01 per share




See accompanying notes to financial statements.

                        INTERNATIONAL TRAVEL CD'S, INC.
                        -------------------------------

                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                    July 20, 2000
                                                                                    (Inception)
                                             Three Months Ended                     Through
                                             September 30,                          September 30,
                                             2001                   2000            2001
                                             ------------------     -----------     -------------
                                             (Unaudited)            (Unaudited)     (Unaudited)
Net cash provided by (used in)
operating activities.....................    $          1,676       $   (2,558)     $    (20,542)
                                             ----------------       -----------     -------------

Cash flows from investing activities:
Cash payments for equipment..............                   -           (3,045)           (3,221)
                                             ----------------       -----------     -------------
    Net cash used in investing activities                   -           (3,045)           (3,221)

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of offering costs....................                   -           14,500            24,096
Capital contributed by president.........                   -               50             2,500
                                             ----------------       -----------     -------------
Net cash provided by financing activities                   -           14,550            26,596
                                             ----------------       -----------     -------------

Net change in cash.......................               1,676            8,947             2,833
Cash, beginning of period................               1,157                -                 -
                                             ----------------       -----------     -------------
Cash, end of period......................    $          2,833       $    8,947      $      2,833
                                             ================       ===========     =============



Supplemental cash flow information:
Cash paid for interest...................    $              -         $      -      $          -
Cash paid for income taxes...............    $              -         $      -      $          -


                        INTERNATIONAL TRAVEL CD'S, INC.
                        -------------------------------

                   Notes to Condensed Financial Statements
                                 (Unaudited)

Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form SB-2 dated June 30, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions
         --------------------------

An officer contributed office space to the Company for the three months ended September 30, 2001. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

Three officers contributed time and effort to the Company valued at $35,225 for the three months ended September 30, 2001. The time and effort was valued by the officers between $25 and $100 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

During the three months ended September 30, 2001, an officer paid general and administrative expenses on behalf of the Company totaling $500. The $500 is included in the accompanying unaudited condensed financial statements as indebtedness to related party. The Company repaid the officer in October 2001.

Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D:  Shareholders' deficit
         ---------------------

The Company filed a Registration Statement on Form SB-2, which the Securities and Exchange Commission declared effective on July 27, 2001. The Company is offering for sale 4,000,000 shares of its common stock to the public at $.05 per share pursuant to the Registration Statement. The Company had sold no shares in the offering as of September 30, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------



Discussion and Analysis
-----------------------

     	The following discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward- looking statements.

     	The Company's growth over the next year is expected to come primarily from the provision of digital media and image consulting services. This pattern of growth will closely correlate to increases in the Company's expansion of digital content, as well as the Company's ability to close on the existing companies that have submitted inquiries.

	In May 2001, the Company secured its first customer contract with Ernesto Angel Services to provide digital imaging consulting and services. The contract was for five thousand ($5,000.00) and was completed on August 1, 2001. The Company booked the revenue as accounts receivable in May 2001.
The accounts receivable was collected August 16, 2001.

        In addition to this first contract, the Company also benefited from its development of its photojournalism presence in Thailand. The Company conducted several photojournalism projects for various travel magazines in the Asia Pacific region. These projects are structured so that payment is received when an article and/or photographs are utilized in a publication.

	The Company believes that it is now positioned to gear up for more aggressive customer acquisition strategies. Should the Company secure multiple contracts with its target customers (large high-end travel organizations), it will need to increase the scale of its operations. This increase will include the hiring of additional personnel in data entry and graphic design, which will result in significantly higher operating expenses. However, the Company expects that it will be able to hire people in its Thailand office at significantly lower salaries than is paid in the United States. It should also be noted that the Company will only increase its operating expenses if these expenses can be matched by a concurrent increases in revenues from these customer agreements. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon expansion of its project implementation and other internal systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of  Operations  - For the Three Months Ending September 30, 2001
------------------------------------------------------------------------
and September 30, 2000
----------------------

        The Company began generating revenues in May 2001, making comparisons with the results for three months ended September 2000 irrelevant. Revenues for the three months ended September 30, 2001 totaled $0 because the $5,000 in revenues from inception to June 30, 2001 was booked as accounts receivable in May 2001. In August 2001, the accounts receivable was collected. Therefore, revenues for the three months ending September 2001 was $0, representing no change from the revenues reported for the three months ended September 30, 2000.

        Costs and expenses for the three months ended September 30, 2001 decreased $41,081 to $40,517 from $82,598 reported for the three months ended September 30, 2000. This decrease was due to the start-up expenses incurred during the three months ended September 30, 2000, most of which was stock-based compensation paid to consultants and to officers of the Company.

        Because there were no revenues reported in the three months ended September 30, 2001 and no interest payments, net income was the same as its costs and expenses. Net loss for the three months ended September 30, 2001 decreased $41,081 to ($40,517) from ($82,598) reported for the three months ended September 30, 2000. This decrease was due to the start-up expenses incurred during the three months ended September 30, 2000, most of which was stock-based compensation paid to consultants and to officers of the Company.

        The net loss from operations for the three months ended September 30, 2000 equals ($40,517). The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset operating expenses and infrastructure costs.


Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

	For the three months ended September 30, 2001, the Company did not raise any funds from the sale of stock in its registered public offering. The Company is currently operating at a loss and expects to continue to depend on cash generated from paid-in capital from its founders, the sale of debt or the sale of equity securities to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to enable it to continue operating in its current form.

        The Company's operating loss for the three months ended September 30, 2001 was ($40,517). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop operational infrastructure and the costs associated with securing customer agreements. The Company believes that this strategy, while initially requiring additional cash outlays, will result in increased revenues and future profitability.
The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is possible that additional equity financing will be highly dilutive to existing shareholders.


Net Losses
----------

     	For the three moths ended September 30, 2001 the Company reported a net loss of $40,517. For the three months ended September 30, 2000 the Company reported a net loss of $82,598. The decreased loss is due to the start-up expenses incurred during the three months ended September 30, 2000, most of which was stock-based compensation paid to consultants and to officers of the Company.

	The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.


Employees
---------

 	At September 30, 2001, the Company employed three (3) persons. Neither of these employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.


Research and Development
------------------------

     	The Company develops its image inventory and continually adds to its content library. The Company also actively seeks and reviews new digital imaging equipment and technologies that will add to its service capabilities. There is no assurance that the development of these resources will result in marketable products or services.


Forward-Looking Statements
--------------------------

     	This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual
results or developments   will conform with the Company's expectations and
predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

     	Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

                                   PART II
                                   -------

Item 1. Legal Proceedings
        -----------------

     	The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or of any unsatisfied judgments against the Company.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        None


Item 3. Defaults in Senior Securities
        -----------------------------

        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     	No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

    (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

3.(i).1  [1]	Articles of Incorporation of International Travel CD's, Inc.
                filed DATE, 2001.

3.(ii).1 [1]	Bylaws of International Travel CD's, Inc.

4.1      [1]    Consent of Cordovano & Harvey??, P.A.

Jim, what else do we need to attach?
-------------------------------------------------

[1] Incorporated herein by reference to the Company's amended Registration Statement on Form SB-2 filed July 24, 2001.

                                 SIGNATURES
                           ---------------------

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       International Travel CD's, Inc.
                                       -------------------------------
                                       (Registrant)


        Date: November 13, 2001         By: /s/ Joshua Wolcott
                                       --------------------------------------
                                       Joshua Wolcott, President and Chairman


                                       By: /s/ Karin Madison
                                       ------------------------
                                       Karin Madison, Secretary