Form 10QSB/A
period 2001-09-30
INTERNATIONAL TRAVEL CD S INC
filed 2001-12-21
CIK 1132590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         AMENDMENT NO. 1 TO FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file no.: 000-33099

                         International Travel CD's, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                    84-1553046
          ---------------                          --------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     2 N. Cascade Avenue, Suite 1100
     Colorado Springs, Colorado                        80903
   ----------------------------------------        ---------------
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


                               Yes  X    No
                                  -----     -----

            Number of outstanding shares of the Issuer's common stock
                       as of December 20, 2001: 5,500,000

                         INTERNATIONAL TRAVEL CD'S, INC.

                                      Index



                                                                          Page
                                                                         Number
                                                                        --------
PART 1.   FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Balance Sheet
                     September 30, 2001 (Unaudited)                        3

                   Condensed Statements of Operations
                     Three months ended
                     September 30, 2001 and inception
                     through September 30, 2001(Unaudited)                 4

                   Condensed Statements of Cash Flows
                     Three months ended
                     September 30, 2001 and inception
                     through September 30, 2001(Unaudited)                 5

                   Notes to Financial Statements (Unaudited)               6

       Item 2.
                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           7

PART II. OTHER INFORMATION                                                12

                                     PART I

Item 1.   Financial Statements



                         INTERNATIONAL TRAVEL CD'S, INC.
                           A Development Stage Company
                             Condensed Balance Sheet
                                   (Unaudited)


                               September 30, 2001

ASSETS
Current assets:
 Cash..................................................................   $           2,833
                                                                          -----------------
  Total current assets                                                    $           2,833

Equipment, net.........................................................   $           2,336
                                                                          -----------------
  Total assets                                                            $           5,169

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.....................................................   $          10,000
  Indebtedness to related party (Note B)...............................   $             500
  Accrued liabilities..................................................   $           2,750
                                                                          -----------------
  Total current liabilities                                               $          13,250

Shareholders' deficit (Note D):
  Preferred stock, no par value; 5,000,000 shares authorized;
   -0- shares issued and outstanding......................................                -
  Common stock, no par value; 20,000,000 shares authorized;
   5,500,000 shares issued and outstanding................................          104,096
  Additional paid-in capital..............................................           38,025
  Deficit accumulated during development
stage.....................................................................         (150,202)
  Total shareholders' deficit                                                        (8,081)
                                                                          ------------------
  Total liabilities and shareholders' deficit                             $           5,169






See accompanying notes to condensed unaudited financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                           A Development Stage Company
                       Condensed Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended                   (Inception)
                                                           September 30,                       Through
                                                 ------------------------------------       September 30,
                                                     2001                  2000                 2001
                                                 ---------------       ---------------    ------------------
                                                  (Unaudited)           (Unaudited)           (Unaudited)
Revenue.......................................    $           -        $            -     $         5,000

Costs and expenses:
     Stock-based compensation:
       Personnel..............................                -               66,000               66,000
       Legal fees.............................                -                5,000                5,000
       Consulting............................                 -                9,000                9,000
     Professional fees...................                 2,355                    -               19,800
     Sales and marketing...............                   1,500                    -                9,500
     Travel and entertainment.......                          -                  882                1,818
     Rent........................................                                  -                    -
                1,500
     Contributed rent (Note B)......                         300                   -                  300
     Contributed services (Note B)                        35,225                   -               35,225
     Depreciation...........................                 268                  40                  885
     General and administrative....                          869               1,676                6,174
                                                 ---------------       ---------------    ------------------
                                                          40,517              82,598             155,202
                  Loss before income taxes               (40,517)            (82,598)           (150,202)

Income taxes (Note C)...................                       -                   -                   -
Net loss                                          $      (40,517)      $     (82,598)     $     (150,202)


Basic and diluted loss per common share*          $            -       $       (0.02)
Basic and diluted number of weighted
average common shares outstanding                      5,500,000           4,080,000

 *  Less than $.01 per share






See accompanying notes to condensed unaudited financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                           A Development Stage Company
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                           July 20, 2000
                                                        Three Months Ended                   (Inception)
                                                           September 30,                       Through
                                                 ------------------------------------       September 30,
                                                     2001                  2000                 2001
                                                 ----------------     ----------------   ---------------
                                                   (Unaudited)           (Unaudited)        (Unaudited)
Net cash provided by (used in)
operating activities.........................    $         1,676      $        (2,558)   $       (20,542)
                                                 ----------------     ----------------   ---------------

Cash flows from investing activities:
Cash payments for equipment............                        -               (3,045)            (3,221)
                                                 ----------------     ----------------   ---------------
       Net cash used in investing activities                   -               (3,045)            (3,221)

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of offering costs..........................                -               14,500             24,096
Capital contributed by president...............                -                   50              2,500
                                                 ----------------     ----------------   ---------------
Net cash provided by financing activities                      -               14,550             26,596
                                                 ----------------     ----------------   ---------------

Net change in cash.............................            1,676                8,947              2,833
Cash, beginning of period......................            1,157                    -                  -
                                                 ----------------     ----------------   ---------------
Cash, end of period...........................   $         2,833      $         8,947    $         2,833



Supplemental cash flow information:
Cash paid for interest...........................$              -     $             -    $             -
Cash paid for income taxes.......................$              -     $             -    $             -





See accompanying notes to condensed unaudited financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                           A Development Stage Company
                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB for the year ended June 30, 2001 and should be read in conjunction with the notes thereto.

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

Item 2. Management's Discussion and Analysis of Results of Operations.


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

Results of Operations - For the Three Months Ending September 30, 2001 and September 30, 2000
---------------------------------------------------------------------------

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


Employees
---------

         At September 30, 2001, the Company employed three (3) persons. None of these employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.


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


Forward-Looking Statements
--------------------------

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that maybe presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Item 1.  Legal Proceedings.

            The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or of any unsatisfied judgments against the Company.


Item 2. Changes in Securities and Use of Proceeds

            None.


Item 3. Defaults in Senior Securities

            None


Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

            None.


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

3.(i).1  [1]      Articles of Incorporation of International Travel CD's, Inc.

3.(ii).1 [1]      Bylaws of International Travel CD's, Inc.


-------------------------------------------------

[1] Incorporated herein by reference to the Company's amended Registration Statement on Form SB-2 filed July 24, 2001.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             International Travel CD's, Inc.
                                             -------------------------------
                                                    (Registrant)


            Date: December 20, 2001         By:  /s/ Alia Neely
                                                -------------------------------
                                                Alia Neely, President