Form 10QSB
period 2001-12-31
INTERNATIONAL TRAVEL CD S INC
filed 2002-02-14
CIK 1132590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file no.: 000-33099

                         International Travel CD's, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                   84-1553046
       ---------------                          --------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

  2 N. Cascade Avenue, Suite 1100
  Colorado Springs, Colorado                            80903
 ---------------------------------------            ---------------
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

                               Yes  (X)   No  ( )


            Number of outstanding shares of the Issuer's common stock
                       as of February 12, 2002: 5,500,000

                         INTERNATIONAL TRAVEL CD'S, INC.


                                      Index



                                                                           Page
                                                                          Number
                                                                          ------
PART 1.                  FINANCIAL INFORMATION

         Item 1.         Financial Statements

                         Balance Sheets
                           December 31, 2001 (Unaudited)                      3

                         Statements of Operations
                           Six months ended
                           December 31, 2001 (Unaudited)                      4

                         Statements of Cash Flows
                           Six months ended
                           December 31, 2001 (Unaudited)                      5

                         Notes to Financial Statements (Unaudited)            6

          Item 2.        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        7


PART II. OTHER INFORMATION                                                    9

                                     PART I

Item 1.  Financial Statements

Part 1.  Item 1.  Financial Information

                            INTERNATIONAL TRAVEL CD'S, INC.
                             (A Development Stage Company)

                                Condensed Balance Sheet
                                      (Unaudited)

                                   December 31, 2001

ASSETS
Current assets:
     Cash................................................................................$              923
                                                                                         -------------------
                                                                    Total current assets                923

Equipment, net...........................................................................             2,068
Deferred offering costs..................................................................             5,904
                                                                                         -------------------
                                                                            Total assets $            8,895
                                                                                         ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable...................................................................$           18,537
      Accrued liabilities................................................................             2,250
                                                                                         -------------------
                                                               Total current liabilities             20,787
                                                                                         -------------------

Shareholders' deficit (Note E):
      Preferred stock, no par value; 5,000,000 shares authorized;
          -0- shares issued and outstanding..............................................                 -
      Common stock, no par value; 20,000,000 shares authorized;
          5,500,000 shares issued and outstanding........................................           110,000
      Additional paid-in capital.........................................................            46,970
      Deficit accumulated during development stage.......................................          (168,862)
                                                                                         -------------------
                                                             Total shareholders' deficit            (11,892)
                                                                                         -------------------
                                             Total liabilities and shareholders' deficit $            8,895
                                                                                         ===================











            See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                              July 20, 2000
                                                                                                               (Inception)
                                                    Three Months Ended               Six Months Ended            Through
                                                       December 31,                    December 31,             December 31,
                                              ------------------------------- ------------------------------- ---------------
                                                   2001            2000            2001            2000            2001
                                              --------------- --------------- --------------- --------------- ---------------
Revenue.......................................$            -  $             - $.            - $             - $        5,000

Costs and expenses:
     Stock-based compensation:
        Personnel.............................             -                -               -         66,000          66,000
        Legal fees............................             -                -               -          5,000           5,000
        Consulting............................             -                -               -          9,000           9,000
     Professional fees........................        10,140                -          12,495              -          29,940
     Sales and marketing......................            55            6,000           1,555          6,000           9,555
     Travel and entertainment.................             -              936               -          1,818           1,818
     Rent.....................................             -                -               -          1,500           1,500
     Contributed rent (Note B)................           300                -             600              -             600
     Contributed services (Note B)............         7,600                -          42,825              -          42,825
     Depreciation.............................           268              161             536            201           1,153
     General and administrative...............           297              650           1,166          2,326           6,471
                                              --------------- --------------- --------------- --------------- --------------
                                                      18,660           7,747          59,177          91,845         173,862

                     Loss before income taxes        (18,660)         (7,747)        (59,177)        (91,845)       (168,862)

Income taxes (Note D).........................             -               -               -               -               -
                                              --------------- --------------- --------------- --------------- --------------

                                     Net loss $      (18,660) $       (7,747) $      (59,177) $      (91,845) $     (168,862)
                                              =============== =============== =============== =============== ==============



Basic loss per common share...................$         0.00  $          0.00 $        (0.01) $        (0.02)
                                              =============== =============== =============== ===============

Basic number of weighted average
     common shares outstanding................     5,500,000        5,500,000      5,500,000       5,000,000
                                              =============== =============== =============== ===============











            See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                  July 20, 2000
                                                                       Six Months Ended            (Inception)
                                                                         December 31,                Through
                                                            ------------------------------------   December 31,
                                                                  2001              2000               2001
                                                            ----------------- ------------------ -----------------

     Net cash provided by (used in) operating activities    $         (1,279) $         (10,159) $        (22,452)
                                                            ----------------- ------------------ -----------------

Cash flows from investing activities:
     Cash payments for equipment............................               -             (3,221)           (3,221)
                                                            ----------------- ------------------ -----------------
                      Net cash used in investing activities                -             (3,221)           (3,221)
                                                            ----------------- ------------------ -----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock,
         net of offering costs..............................               -             24,096            24,096
     Capital contributed by president.......................           1,045                 50             2,500
                                                            ----------------- ------------------ -----------------
                  Net cash provided by financing activities            1,045             24,146            26,596
                                                            ----------------- ------------------ -----------------

Net change in cash..........................................            (234)            10,766               923
Cash, beginning of period...................................           1,157                  -                 -
                                                            ----------------- ------------------ -----------------
Cash, end of period.........................................$            923  $          10,766  $            923
                                                            ================= ================== =================

Supplemental cash flow information:
     Cash paid for interest.................................$              -  $               -  $              -
                                                            ================= ================== =================
     Cash paid for income taxes.............................$              -  $               -  $              -
                                                            ================= ================== =================




            See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A:  Basis of presentation
-------------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form SB-2 dated June 30, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions
-----------------------------------

Officers contributed office space to the Company for the three and six months ended December 31, 2001. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the six months ended December 31, 2001, an officer contributed $1,045 to the Company for working capital.

Officers contributed time and effort to the Company valued at $42,825 for the six months ended December 31, 2001. The time and effort was valued at between $25 and $100 per hour based on prevailing rates for such of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

During the three months ended September 30, 2001, an officer paid general and administrative expenses on behalf of the Company totaling $500. The Company repaid the officer prior to December 31, 2001.

Note C:  Change in control
--------------------------

Effective December 17, 2001, sixty percent of the Company's issued and outstanding common stock was sold resulting in a change in control of the Company.

Note D:  Income taxes
---------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note E:  Shareholders' deficit
------------------------------

The Company filed a Registration Statement on Form SB-2, which the Securities and Exchange Commission declared effective on July 27, 2001. The Company is offering for sale 4,000,000 shares of its common stock to the public at $.05 per share pursuant to the Registration Statement. The Company had sold no shares in the offering as of December 31, 2001.



Item 2.   Management's Discussion and Analysis of Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

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

In May 2001, we secured our first customer contract to provide digital imaging consulting and services. The contract was for $5,000 and was completed on August 1, 2001. We booked the revenue as accounts receivable in May 2001. The accounts receivable was collected August 16, 2001.

Results of Operations - For the Six Months Ending December 31, 2001.

We did not generate any revenues for the six months ending December 2001. Because there were no revenues reported in the six months ended December 31, 2001 and no interest payments, we experienced a net loss. Net loss for the six months ended December 31, 2001 decreased $32,668 to $59,177 from $91,845 reported for the six months ended December 31, 2000. This decrease was due to the start-up expenses incurred during the six months ended December 31, 2000, most of which was stock-based compensation paid to consultants and to our former officers.

Capital Resources and Liquidity. For the six months ended December 31, 2001, we did not raise any funds from the sale of stock in our registered public offering. We are currently operating at a loss and expect to continue to depend on cash generated from paid-in capital from our sole officer and director, the sale of debt or the sale of equity securities to fund our operating deficit. There can be no assurance that we will be able to generate sufficient revenues to meet our operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to us in the future to enable us to continue operating in our current form.

Our operating loss for the six months ended December 31, 2001 was $59,177. We expect to incur losses for the foreseeable future due to our ongoing activities to develop operational infrastructure and the costs associated with securing customer agreements. We believe that this strategy, while initially requiring additional cash outlays, will result in increased revenues and future profitability. We expect our existing operations to continue to result in negative cash flow and working capital deficiencies that will require us to continue to obtain additional capital. There can be no assurance that the necessary financing will be available to us or, if available, that the same will be on terms satisfactory or favorable to us. It is possible that additional equity financing will be highly dilutive to existing shareholders.

For the six months ended December 31, 2001, we reported a net loss of $59,177, compared to the same period ended December 31, 2000, when we reported a net loss of $91,845. The decreased loss is due to the start-up expenses incurred during the six months ended December 31, 2000, most of which was stock-based compensation paid to consultants and to our officers.

Our ability to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. We are currently seeking financing to allow us to continue our planned operations.

We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months.

Employees. We do not anticipate that we will hire any employees in the next six to twelve months unless we generate significant revenues or raise capital for marketing activities.

Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months.

Forward-Looking Statements.

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that maybe presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations.


                                     PART II

Item 1.  Legal Proceedings.

            None.


Item 2. Changes in Securities and Use of Proceeds

            None.


Item 3. Defaults in Senior Securities

            None.


Item 4. Submission of Matters to a Vote of Security Holders.

            None.


Item 5. Other Information

            None.


Item 6. Exhibits and Reports on Form 8-K


            None.

                                   SIGNATURES
                                -----------------




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             International Travel CD's, Inc.
                                             --------------------------
                                             (Registrant)


       Date: February 12, 2002        By:    /s/ Alia Neely
                                             -------------------------------
                                             Alia Neely, President