Form 10QSB
period 2002-03-31
INTERNATIONAL TRAVEL CD S INC
filed 2002-05-15
CIK 1132590

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ending March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to _________ to _________

                          Commission File No. 000-33099

                         INTERNATIONAL TRAVEL CD'S, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

           Colorado                                     84-1553046
--------------------------------            ------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)

     One Belmont Avenue, Suite 417
             Bala Cynwyd, PA                                  19004
-----------------------------------------            ---------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (610) 660-5906
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X]NO [ ]

There were 19,350,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at May 1, 2002.

                         INTERNATIONAL TRAVEL CD'S, INC.
                         -------------------------------

                                      INDEX
                                      -----

                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Balance Sheet at March 31, 2002 (unaudited) ..................................    3

                  Condensed Statements of Operations (unaudited)
                  Three months and nine months March 31, 2002 and March 31, 2001..........................    4

                  Condensed Statements of Cash Flows (unaudited)
                  Nine months ended March 31, 2002 and March 31, 2001.....................................    5

                  Notes to Condensed Financial Statements.................................................    6

         Item 2.  Management's Discussion and Analysis or Plan of Operations..............................    8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K........................................................    11

                          PART I. FINANCIAL INFORMATION


Part 1. Item 1.  Financial Information

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2002

ASSETS
Equipment, net...................................................      $  1,800
Deferred offering costs..........................................         5,904
                                                                       --------
Total assets.....................................................      $  7,704
                                                                       ========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
      Accounts payable...........................................      $ 18,726
      Accrued liabilities........................................         1,000
                                                                       --------

Total liabilities................................................        19,726
                                                                       --------


Shareholders' deficit (Note D):
      Preferred stock, no par value; 5,000,000 shares authorized;
          -0- shares issued and outstanding......................          -
      Common stock, no par value; 20,000,000 shares authorized;
          5,500,000 shares issued and outstanding................       111,500
      Additional paid-in capital.................................        46,970
      Deficit accumulated during development stage...............      (170,492)
                                                                       --------
Total shareholders' deficit......................................       (12,022)
                                                                       --------

Total liabilities and shareholders' deficit......................      $  7,704
                                                                       ========








            See accompanying notes to condensed financial statements
                                        3

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                            July 20, 2000
                                                  Three Months Ended            Nine Months Ended           (Inception)
                                                      March 31,                     March 31,                 Through
                                               ------------------------     -------------------------        March 31,
                                                  2002          2001           2002           2001             2002
                                               ----------    ----------     ----------     ----------      --------------
Revenue...................................     $   -         $    -         $   -          $   -           $        5,000

Costs and expenses:
     Stock-based compensation:
         Personnel........................         -              -             -              66,000              66,000
         Legal fees.......................         -              -             -               5,000               5,000
         Consulting.......................         -              -             -               9,000               9,000
     Professional fees....................            189         8,803         12,184          8,803              30,129
     Sales and marketing..................         -              -              1,555          6,000               9,555
     Travel and entertainment.............         -              2,100         -               3,918               3,918
     Rent.................................         -              -             -               1,500               1,500
     Contributed rent (Note B)............            300         -                900         -                      900
     Contributed services (Note B)........          1,200         -             44,025         -                   44,025
     Depreciation.........................            268            41            804            242               1,421
     General and administrative...........            173           295          1,339          2,621               4,044
                                               ----------    ----------     ----------     ----------      --------------
                                                    2,130        11,239         60,807        103,084             175,492

Loss before income taxes..................         (2,130)      (11,239)       (60,807)      (103,084)           (170,492)

Income taxes (Note C).....................         -              -               -            -                     -
                                               ----------    ----------     ----------     ----------      --------------
Net loss..................................     $   (2,130)   $  (11,239)    $  (60,807)    $ (103,084)     $     (170,492)
                                               ==========    ==========     ==========     ==========      ==============


Basic loss per common share...............     $     0.00    $     0.00     $    (0.01)    $    (0.02)
                                               ==========    ==========     ==========     ==========
Basic number of weighted average
     common shares outstanding............      5,500,000     5,500,000      5,500,000      5,000,000
                                               ==========    ==========     ==========     ==========







            See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                    July 20, 2000
                                                            Nine Months Ended       (Inception)
                                                                 March 31,            Through
                                                           --------------------       March 31,
                                                             2002        2001           2002
                                                           -------     --------       --------
Net cash used in operating activities................      $(2,202)    $(21,234)      $(25,824)
                                                           -------     --------       --------

Cash flows from investing activities:
     Cash payments for equipment.....................          -         (3,221)        (3,221)
                                                           -------     --------       --------
Net cash used in investing activities................          -         (3,221)        (3,221)
                                                           -------     --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock,
         net of offering costs.......................          -         25,500         25,500
     Capital contributed by shareholder..............        1,045        2,500          3,545
                                                           -------     --------       --------
Net cash provided by financing activities............        1,045       28,000         29,045
                                                           -------     --------       --------

Net change in cash...................................       (1,157)       3,545           -
Cash, beginning of period............................        1,157          -             -
                                                           -------     --------       --------
Cash, end of period..................................      $   -       $  3,545       $   -
                                                           =======     ========       ========

     Cash paid for interest..........................      $   -       $    -         $   -
                                                           =======     ========       ========
     Cash paid for income taxes......................      $   -       $    -         $   -
                                                           =======     ========       ========



            See accompanying notes to condensed financial statements
                                        5

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

     The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

     Financial data presented herein are unaudited.

Note B:  Related party transactions
         --------------------------

     Officers contributed office space to the Company for the three and nine months ended March 31, 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

     During the nine months ended March 31, 2002, an officer contributed $1,045 to the Company for working capital.

     Officers contributed time and effort to the Company valued at $44,025 for the nine months ended March 31, 2002. The time and effort was valued by the officers between $25 and $100 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

Note C:  Income taxes
         ------------

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note D:  Shareholders' deficit
         ---------------------

     The Company filed a Registration Statement on Form SB-2, which the Securities and Exchange Commission declared effective on July 27, 2001. The Company is offering for sale 4,000,000 shares of its common stock to the public at $.05 per share pursuant to the Registration Statement. The Company had sold no shares in the offering as of March 31, 2002. The Company terminated the offering in April 2002.

Note E:  Subsequent events
         -----------------

Common stock cancellation

On April 24, 2002, an officer and director of the Company tendered 1,200,000 shares to the Company for cancellation. This reduced the total number of issued and outstanding shares of the Company's common stock from 5,500,000 shares to 4,300,000 shares.

Common stock split

     On April 22, 2002, the Company's Board of Directors approved a four and one half to one (4.5:1) common stock split. The stock split will be effectuated through the granting of a dividend of three and one half (3.5) shares of common stock for each one share on common stock held by shareholders of record. The record date for the stock split is April 30, 2002 and the issuance date is May 1, 2002. Following the stock split, the Company's issued and outstanding common shares will increase from 4,300,000 shares to 19,350,000 shares.

Share Exchange Agreement

     On April 26, 2002, the Company entered into a Share Exchange Agreement pursuant to which Chris Schwartz will tender to us all of the capital stock of Metropolitan Recording, Inc. ("Metropolitan"), a Pennsylvania corporation that operates a recording studio in Philadelphia, PA, and in addition owns (i) all of the membership interests of Ruffnation Films, LLC ("Ruffnation Films"), a Pennsylvania limited liability company that operates a film company in Philadelphia, PA, and (ii) all of the membership interests of Snipes Production, LLC ("Snipes"), a Pennsylvania limited liability company that is the producer of the first full length film project of Ruffnation Films. These securities will be tendered to the Company in exchange for 4,000,000 newly issued shares of the Company's common stock and 1,000,000 newly issued shares of the Company's Series A convertible preferred stock. Each share of Series A convertible preferred stock will be convertible by Mr. Schwartz into four shares of common stock at any time, provided that there is sufficient number of authorized shares of common stock to effect such conversion. The shares of Series A convertible preferred stock will be entitled to four votes per share and will not be entitled to dividends or interest. Then shares of Series A convertible preferred stock will have a liquidation preference over shares of the Company's common stock. Immediately prior to closing of the transactions contemplated by the Share Exchange Agreement, Alia Neely will tender to the Company 9,450,000 shares of its common stock for cancellation.

     A condition to closing the transactions contemplated by the Share Exchange Agreement is that the Company raise at least $5,000,000 in a private offering of its common stock. The Company intends to offer for sale 4,000,000 shares of its common stock at a price of $2.50 per share. Assuming the Company sells 4,000,000 shares of its common stock, the Company anticipates receiving net proceeds from this offering from this offering of approximately $9,000,000, after deducting costs and expenses.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on October 12, 2001. The following discussion should be read in conjunction with our Condensed Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Plan Of Operation
         -----------------

         In December 2001, we experienced a change in management as all of our officers and directors resigned and were replaced by a new management team. In April 2002, we discontinued our business of providing photography and digital services to organizations in the travel industry. We have begun to implement a new business plan.

         On April 26, 2002, we entered into a Share Exchange Agreement pursuant to which Chris Schwartz will tender to us all of the capital stock of Metropolitan, a Pennsylvania corporation that operates a recording studio in Philadelphia, PA, and in addition owns (i) all of the membership interests of Ruffnation Films, a Pennsylvania limited liability company that operates a film company in Philadelphia, PA, and (ii) all of the membership interests of Snipes, a Pennsylvania limited liability company that is the producer of the first full length film project of Ruffnation Films. These securities will be tendered to us in exchange for 4,000,000 newly issued shares of our Common Stock and 1,000,000 newly issued shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock will be convertible by Mr. Schwartz into four shares of Common Stock at any time, provided that there is a sufficient number of authorized shares of Common Stock to effect such conversion. The shares of Series A Convertible Preferred Stock will be entitled to four votes per share and will not be entitled to dividends or interest. The shares of Series A Convertible Preferred Stock will have a liquidation preference over shares of our Common Stock. Immediately prior to the closing of the transactions contemplated by the Share Exchange Agreement Alia Neely will tender to the Company 9,450,000 shares of Common Stock for cancellation.

         A condition to closing the transactions contemplated by the Share Exchange Agreement is that we raise at least $5,000,000 in a private offering of our Common Stock. We intend to offer for sale 4,000,000 shares of our Common Stock at a price of $2.50 per share. Assuming we sell 4,000,000 shares of our Common Stock, we anticipate receiving net proceeds from this offering of approximately $9,000,000, after deducting costs and expenses. If the private offering is over-subscribed, we intend to increase the number of shares of our Common Stock offered for sale to 6,000,000 shares. Assuming we sell 6,000,000 shares of our Common Stock, we anticipate receiving net proceeds from this offering of approximately $13,500,000, after deducting costs and expenses. We believe that after the infusion of capital raised in the private offering, we will have enough cash to meet our anticipated cash requirements until June 30, 2003. We currently do not have arrangements with respect to, or sources of, additional financing and do not anticipate raising additional funds in another offering within the next twelve months. Upon satisfying the closing conditions under the Share Exchange Agreement, we will close the transactions contemplated by the Share Exchange Agreement.

         Upon the closing of the transactions contemplated by the Share Exchange Agreement, we will own Metropolitan, Ruffnation Films and Snipes and we will employ Mr. Schwartz as our CEO pursuant to a five-year employment agreement. As a result of the transactions contemplated by the Share Exchange Agreement, we anticipate that we will hire 15 employees. We do not expect to hire a significant number of additional employees after the closing of the transactions contemplated by the Share Exchange Agreement. We do not expect to purchase any real estate or significant equipment during the next twelve months.

         Background of Chris Schwartz

         Mr. Schwartz began in the music field as a performer and gained experience in the record industry as a promoter of musical talent for clients such as Priority and Island Records. Mr. Schwartz is credited as one of the first record industry executives to 'crossover' hip-hop to mainstream pop. In 1989, he and his partners formed Ruffhouse Records with a production and distribution deal with Columbia Records, a division of Sony. As CEO of Ruffhouse Records, he achieved international fame, with multimillion unit album sales, Billboard chart topping acts and success of groups such as Cyprus Hill, Kriss Kross and The Fugees. The Fugees are credited by the Recording Industry Association of America as the creators of the biggest selling hip-hop album of all time by a group. Mr. Schwartz is also credited with discovering and producing the multi-Grammy award winning artist Lauryn Hill. In 1999, Ruffhouse Records was sold to Sony and Mr. Schwartz formed Ruffworld Entertainment Group. As Founder and CEO of Ruffworld Entertainment Group, Mr. Schwartz's vision of a multimedia entertainment company developing music and film with musical content was born. Through its recording division, Ruffworld Entertainment Group established a joint venture record label with Warner Brothers. Mr. Schwartz has developed, produced or discovered artists that have achieved over 100 million unit sales and approximately $1 billion in sales over his career to date.

         We intend to become a multimedia entertainment group with a focus on developing entertainment content. Our areas of operation will include a recording studio and a film production operation. In addition, we intend to establish a record label operation, a music publishing division, a television production division and an artist/athlete management division. We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world's fastest growing consumer entertainment product, the digital video disc (DVD). Mr. Schwartz intends to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission is to become a leading independent multimedia entertainment company combining state-of-the-art technologies with creative products that meet the growing demand of today's market.

         The Studio Division

         Metropolitan will operate our studio division which will provide support for the in-house recording of our future artists. Metropolitan is a state-of-the-art audio recording facility that will provides us with "start to finish" music recording services. We will also use the reputation of Metropolitan to attract recording artists. We intend to provide audio recording services to the music industry, including national and international recording companies, independent record producers and other entities which request the services of the sound studios. The studio division will seek to combine technological expertise and creative, experienced management in the state-of-the-art commercial recording facilities.

         The Film Division

         Ruffnation Films will operate as our film division and produce, distribute and market feature-length DVD films and movies, from initial creative development through principal photography, post-production, distribution and ancillary sales. Our goal is to produce quality films in the low to mid-budget range. We will produce and distribute films generally budgeted at US$3 million or less. In fiscal 2001, Ruffnation Films produced one film titled "SNIPES". Our current strategic plan calls for the production or co- production of three to five films annually. In fiscal 2002, we anticipate the release of "SNIPES". "SNIPES" premiered at the Philadelphia Film Festival in April 2002 and was awarded Best Feature Film.

         The Record Division

         We intend to establish a record division to address the substantial changes which have recently occurred in the record business, particularly the growth of CD's. We believe that the next five years will offer important opportunities for the organization and growth of viable, newly created record companies, in part because smaller companies have the ability to be flexible, responsive and unfettered by the typical large company bureaucracy. We believe, and intend to demonstrate, that we can compete for existing and new talent with established record companies to the extent that we are staffed by experienced, qualified executive, promotional, sales, marketing, creative and financial personnel, subject to limitations imposed by capital requirements. Additionally, management believes, based on its experience, that the pool of talent, particularly the new, undiscovered talent which is the focus of our business strategy, far exceeds the number of available recording contracts in the record industry.

         We will concentrate on the development of new talent rather than competing with larger companies to acquire established artists because the risks involved with higher advances and royalties demanded by established artists may be difficult to justify financially. In addition to the lower financial cost of signing and developing new talent, we believe that it generally is easier to negotiate a longer contract term with new talent, whereas established artists demand higher payments accompanied by shorter contract terms. We recognize that established artists have existing fan support and name recognition. However, management has determined that higher artists costs represents significantly greater financial risk if a recording project fails to achieve minimum consumer sales in an intensely competitive market.

         Pursuant to our proposed strategy of finding, signing and developing new talent, the artists which we intend to sign will generally have limited recording industry backgrounds. For the most part, these artists will be identified and contracted with after analysis of demonstration tapes by our artist and repertoire department and after consultation among our senior management.

         We plan to release records primarily in pop, neo-classical soul and Rap/Hip-Hop, dance and alternative music fields. Accordingly, we expect to market our records to the principal buying groups in the 12 to 45 year old categories broadly representative of the American population in that age group. We plan to promote our recordings, as is generally the case throughout the record industry, primarily through radio time. We intend to utilize television as a promotional tool. In addition we intend to produce promotional videotapes, CDs and DVDs featuring our artists, and maintain effective cost controls through the use of our own music video production department.

         Other Activities

         We also intend to establish music publishing, television and artist/athlete management divisions. Music publishing involves the acquisition of rights to the exploitation of musical compositions (as compared to recordings). Principal sources of revenue are royalties from the reproduction of musical works on vinyl recordings, cassette tapes, CDs, DVDs, license fees from the radio and television broadcast (i.e. public performances) of such musical works, and film soundtracks of recordings embodying the compositions concerned. Our television division will produce programming which will be broadcast on cable and regular TV in the United States. We intend to offer management services for artists, producers and managers in the field of entertainment and sports. Whether we in fact engage in these activities, or when they commence, will depend on the overall development of our business.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      The following exhibits are included herein:

         3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-54292)).

         3.2 Bylaws (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-54292)).

         4.1      Specimen Stock Certificate (incorporated by reference to
                  Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-54292)).


(b) We did not file any Current Reports on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INTERNATIONAL TRAVEL CD'S, INC.

     Date:    May 15, 2002                       /s/ Alia Neely
                                                 -------------------------------
                                                 Alia Neely
                                                 President