Form 10KSB
period 2002-06-30
INTERNATIONAL TRAVEL CD S INC
filed 2002-11-15
CIK 1132590

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
        1934

FOR  THE  TRANSITION  PERIOD  FROM  ________________ TO  ___________________


                          COMMISSION FILE NO. 000-33099
                          -----------------------------

                         INTERNATIONAL TRAVEL CD'S, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

          COLORADO                                          84-1553046
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                     Identification No.)



      111 PRESIDENTIAL BOULEVARD
            BALA CYNWYD, PA                                    19004
     ----------------------------------------          -------------------
     (Address of principal executive offices)               (Zip Code)

                                 (610) 660-5906
                                ---------------
                (Issuer's Telephone Number, including Area Code)

           SECTION REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                   Name of Each Exchange
           Title of Each Class                      on Which Registered
           -------------------                      -------------------
                  None                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                      Common Stock, no par value per share
                      ------------------------------------

                                (Title of Class)
[X]  Check  whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part IV of this form 10-KSB or any amendment to this form 10-KSB.

     The  issuer's  revenues  for the fiscal year ended June 30, 2002 were $-0-.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid price of the common equity as of November 5, 2002, as quoted on the NASDAQ Over-The-Counter Bulletin Board was $18,810,000. As of November 5, 2002, there was no significant market for the trading of the Registrant's common stock.

     On November 5, 2002, the Registrant had outstanding 19,350,000 shares of its common stock.

     Documents  incorporated  by  reference.  None.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          Annual Report on Form 10-KSB

                                TABLE OF CONTENTS


PART  I     1


  ITEM 1 - DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . .    1
  ITEM 2 - DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . .    1
  ITEM 3 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .    2
  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    2

PART II                                                            2
  ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .    2
  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
  OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . .    2
  ITEM 7 - FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .    5
  ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .    5

PART III                                                           5
  ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. .    5
  ITEM 10 - EXECUTIVE COMPENSATION. . . . . . . . . . . . . . .    6
  ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . . . . . .    6
  ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . .    6
  ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K. . . . . . .    6
  ITEM 14 - CONTROLS AND PROCEDURES . . . . . . . . . . . . . .    6
FINANCIAL STATEMENTS                                             F-1


                                    PART I.

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. INTERNATIONAL TRAVEL CD'S, INC. HAS BASED THESE FORWARD-LOOKING STATEMENTS ON ITS CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT INTERNATIONAL TRAVEL CD'S, INC. THAT MAY CAUSE ITS ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "CONTINUE," OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING THE SECTION ENTITLED "DESCRIPTION OF THE BUSINESS," "PLAN OF OPERATION" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

ITEM  1.     DESCRIPTION  OF  THE  BUSINESS.
--------     ------------------------------

     We are a development stage company. From the date of our formation on July 20, 2000 through April 2002 we were engaged in the business of providing photography and digital services to organizations in the travel industry. In December 2001, we experienced a change in management as all of our officers and directors resigned and were replaced by a new management team. In September 2002, management again changed as did our Board of Directors.

     We have discontinued our travel industry operations and are presently negotiating to acquire an entity in the oil and gas industry. On April 26, 2002, we entered into a Share Exchange Agreement and Plan of Reorganization with Chris Schwartz (the "SHARE EXCHANGE AGREEMENT") pursuant to which, Mr. Schwartz was to tender to us all of the capital stock of Metropolitan Recording Inc. ("METROPOLITAN"), a Pennsylvania corporation that operates a recording studio in Philadelphia, PA. Metropolitan owns all of the membership interests of Ruffnation Films LLC ("RUFFNATION FILMS"), a Pennsylvania limited liability company that operates a film production company in Philadelphia, PA, and all of the membership interests of Snipes Production, LLC ("SNIPES PRODUCTIONS"), a Pennsylvania limited liability company that is the producer of the first full-length film project of Ruffnation Films. These securities were to be tendered to us in exchange for 4,000,000 newly issued shares of our Common Stock and 1,000,000 newly issued shares of our Series A Convertible Preferred Stock. One of the conditions to the transaction was that we raise at least $5,000,000 in a private offering of our common stock. We were not able to do so because of market conditions and in September 2002, the parties mutually agreed to terminate their agreements.

     On June 28, 2002, at a special meeting, our stockholders approved the amendments to (i) our Articles of Incorporation to change our name to TriMedia Entertainment Group, Inc., (ii) to authorize an increase in the number of shares of authorized Common Stock to 100,000,000 shares of authorized Common Stock, no par value per share, (iii) increase the number of authorized shares of preferred stock no par value per share from 5,000,000 to 10,000,000 shares, and (iv) grant the Board of Directors the power to establish the preferences, limitations and relative rights of the preferred stock without obtaining stockholder approval. The Amendments to our Articles of Incorporation, with the exception of the amendment to change our name, were filed with the Secretary of State of the State of Colorado on October 1,2002.

     Since December, 2001, due to the changes in management, the implementation of a new business plan, the reduced level of operations and our efforts to preserve working capital, we have not had any paid employees. Our president and sole director currently performs our general administrative functions without compensation.

ITEM  2.     DESCRIPTION  OF  PROPERTY
--------     -------------------------

     Our executive, administrative and operating offices are located at 111 Presidential Boulevard, Bala Cynwyd, PA 19004. We do not own any real property. Our President provides office space to us at no cost.

ITEM  3.     LEGAL  PROCEEDINGS
--------     ------------------

     We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

     A special meeting of our stockholders was held on Friday, June 28, 2002 to approve amendments to the Articles of Incorporation to (i) change our name to TriMedia Entertainment Group, Inc., (ii) increase the number of shares of authorized common stock to 100,000,000 shares, (iii) increase the authorized shares of preferred stock to 10,000,000 shares, and (iv) authorize the Board of Directors to establish the preferences, limitations and relative rights of our preferred stock without obtaining stockholder approval.

     At the special meeting there were 19,350,000 shares of Common Stock outstanding and eligible to vote and all 19,350,000 shares of Common Stock were represented at the special meeting either in person or by proxy. All 19,350,000 shares of Common Stock voted to approve the amendments to our Articles of Incorporation. There were no votes against the amendments, abstentions or broker non-votes.


                                    PART II.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------     ---------------------------------------------------------------

     Our Common Stock is not listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market for our Common Stock. Our Common Stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "ILCD".

     The following table sets forth, for the periods indicated, the range of high and low bid prices per share of Common Stock as quoted on the Over-The-Counter Bulletin Board Trading System. Our Common Stock was first quoted on September 19, 2001.

                   FISCAL YEAR ENDED JUNE 30, 2002           LOW     HIGH
                   -------------------------------             ---     ----
         September 19, 2001 through September 28, 2001       None     None
         October 1, 2001 through December 31, 2001             None     None
         January 2, 2002 through March 28, 2002                 None     None
         April 1, 2002 through May 1, 2002                        None     None
         May 2, 2002 through June 28, 2002 (after a 4.5
         for 1 split)                                       2.90     4.50

                         FISCAL YEAR 2003
                        ----------------
         July 1, 2002 through September 30, 2002           $1.30     $4.10
         October 1, 2002 through November 5, 2002          $1.21     $2.15

     The above quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     As of November 5, 2002 we had outstanding 19,350,000 shares of common stock, issued to approximately 21 holders of record.

     We have not paid any cash dividends on our common stock during the last two fiscal years and do not intend to do so in the foreseeable future. On May 1, 2002, we completed a 4.5 for 1 stock split of the shares of our Common Stock.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------     ----------------------------------------------------------------
     In December 2001, we experienced a change in management as all of our officers and directors resigned and were replaced by a new management team. In

April 2002, we discontinued our business of providing photography and digital services to organizations in the travel industry. In September 2002, our then President and sole director resigned and was replaced with our current President and sole director.

     On April 26, 2002, we entered into the Share Exchange Agreement pursuant to which Mr. Schwartz would tender to us all of the capital stock of Metropolitan, a Pennsylvania corporation that operates a recording studio in Philadelphia, PA, and in addition owns (i) all of the membership interests of Ruffnation Films, a Pennsylvania limited liability company that operates a film company in Philadelphia, PA, and (ii) all of the membership interests of Snipes, a Pennsylvania limited liability company that is the producer of the first full length film project of Ruffnation Films. These securities were to be tendered to us in exchange for 4,000,000 newly issued shares of our Common Stock and 1,000,000 newly issued shares of our Series A Convertible Preferred Stock. See
Item 1. A condition to closing the transactions contemplated by the Share Exchange Agreement was that we raise at least $5,000,000 in a private placement offering of our Common Stock. We were not able to do so because of market conditions and in September 2002, the parties mutually agreed to terminate their agreements.

During the fiscal year ended June 30, 2002, we borrowed $22,000 from a stockholder. After June 30, 2002, we borrowed a total of $1,397,500 by issuing a number of promissory notes. After June 30, 2002, we repaid a total of $415,200 of the notes and assigned $435,000 of the notes, leaving a balance of $550,000 owed to one lender.

After June 30, 2002, we lent a total of $1,077,300. Of this amount $642,300 was loaned to a stockholder who repaid $173,500. Another $435,000 was removed through an assignment, leaving a current balance of $468,000 in notes receivable all of which is owed by a stockholder.

RISK  FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF AN INVESTMENT IN OUR COMMON STOCK.

     We currently have no operation. We have no plans to begin operations in the near future. Management will continue to seek business opportunities. It is possible that a "shell" company, a private operating company would seek a relationship. However, no assurances can be given that such opportunities will present themselves. We have no operating history in the entertainment industry upon which you may base an evaluation of an investment in our common stock. We are a Colorado corporation which was formed on July 20, 2000. On April 26, 2002, we entered into a Share Exchange Agreement with Chris Schwartz, pursuant to which we intend to acquire all of the issued and outstanding common stock of Metropolitan Recording Inc. and the Subsidiaries. Our strategy is to become an independent multimedia entertainment company. In addition to operating a recording studio and film production company, we plan to establish record label, television, publishing and management operations. Prior to entering into the Share Exchange Agreement, we did not operate in the multimedia and entertainment industry. Accordingly, we have no operating history in the industry in which we plan to operate.

WE  HAVE A HISTORY OF LOSSES AND EXPECT THAT LOSSES WILL CONTINUE IN THE FUTURE.

     Since our inception, we have incurred significant losses, including net losses of $109,685 for the year ended June 30, 2001 and net losses of $126,011 for the year ended June 30, 2002. Through June 30, 2002, we have an accumulated deficit of $180,149 We cannot assure you that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through 2003. We cannot assure you that we will ever achieve, or if achieved, maintain profitability.

WE  NEED  TO  OBTAIN  FINANCING  IN  ORDER  TO  CONTINUE  OUR  OPERATIONS

     Our ability to continue to operate our business is dependent upon our ability to raise capital. On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any sources for additional financing. Based on our current operating plan, we will, after the infusion of capital raised in the private placement offering, have enough cash to meet our anticipated cash requirements through June 30, 2003, our fiscal year end. We currently do not have arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving.

WE MIGHT EXPAND THROUGH ACQUISITIONS WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK AND ADDITIONAL DEBT AND EXPENSES.

     Any acquisitions of other companies which we complete may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, results of operations and financial conditionAcquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect our operating results. There can be no assurance that acquisition or joint venture opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

SHARES  OF  OUR  COMMON  STOCK  LACK  A  SIGNIFICANT  TRADING  MARKET.

     Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for on the Over-The-Counter
Bulletin Board Trading System pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In 2003, the OTC Bulletin Board will be phased out, and replaced by a new market, the Bulletin Board Exchange (BBX). The BBX will have qualitative listing standards, but will not have minimum share price, income, or asset requirements. There is a possibility that our shares might not meet the qualitative listing standards of the BBX.

OUR  SHARES  OF  COMMON  STOCK  ARE  SUBJECT  TO  PENNY  STOCK  REGULATION.

     Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     - a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

     - a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

     - a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

     -    a  toll-free  telephone  number for inquiries on disciplinary actions;

     - definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

     - such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.


Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

     -    the  bid  and  offer  quotations  for  the  penny  stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.


In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

WE  DO  NOT  INTEND  TO  PAY  DIVIDENDS  ON  OUR  SHARES  OF  COMMON  STOCK.

     We have not paid any dividends since our inception and we do not anticipate paying dividends in the foreseeable future. The future payment of dividends will be at the discretion of our Board of Directors and will depend on our future earnings, financial requirements and other similarly unpredictable factors.

ITEM  7.     FINANCIAL  STATEMENTS.
--------     ----------------------

Our financial statements can be found beginning on page F-1 contained elsewhere in this Annual Report.

ITEM  8.     CHANGES  IN  AND  DISCUSSIONS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------     -------------------------------------------------------------------

FINANCIAL  DISCLOSURE.
----------------------

     There have been no changes in our disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
--------     -------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
---------------------------------------------------------

     The following table sets forth certain information regarding our directors and executive officers:

              Name                    Age                 Title
              ----                    ---                 -----
          Gerald T. Harrington        44           President  and  Director


     Gerald T. Harrington has served as our President and as a member of our Board of Directors since September 2002. Mr. Harrington is also a director and executive officer of Continental Southern Resources, IncMr. Harrington is a Managing Director Member of the Capital City Group, LLC, a consulting firm that specializes in federal and state government relations which he co-founded in 1999. Mr. Harrington focuses his consulting practice on federal legislative and agency matters in both Providence, RI and Washington, D.C. In 1999, Mr. Harrington founded the law firm of Harrington & Hogan, LLP. From 1992 to 1999, Mr. Harrington was in the firm of McGovern Noel & Benik where he became a partner and served as chairman of the Government Relations Group. Mr. Harrington is admitted to practice law in Rhode Island and New York. Mr. Harrington graduated from Yale University in 1981 and from the University of Pennsylvania Law School in 1985.

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance
     ------------------------------------------------------------

     Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of these reports. Based solely on a review of our records, we believe that all officer(s), director(s) and 10% owners have filed Section 16 reports with the SEC.

                                       5
ITEM  10.     EXECUTIVE  COMPENSATION
---------     -----------------------

     Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

     Compensation of Officers and Directors. As of June 30, 2002, none of our officers or directors has been paid any compensation. We do not have any plans for our officers or directors to be paid any compensation in the immediate future. Our current President does not receive any compensation.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of our securities by (i) each person known to us to own beneficially more than five percent of our voting securities (ii) each of our directors, (iii) certain executive officers and (iv) all of our executive officers and directors as a group, as of November 5, 2002. The information presented is based upon information furnished to us by such beneficial owners.

                                   AMOUNT AND NOTICE OF SHARES OF
                                     COMMON STOCK BENEFICIALLY     PERCENTAGE OF
          NAME                              OWNED (1)                 CLASS
          ----                            ------------                -----

Gerald  T.  Harrington(2)
(President,  director)                      9,450,000                 48.8%

Directors and Officers as a Group
(1 person)                                  9,450,000                 48.8%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them. As of November 5, 2002, there were 19,350,000 shares of our common stock issued and outstanding.

(2) The address of Gerald Harrington is is 111 Presidential Boulevard, Bala Cynwyd, PA 19004

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------
     Related Party Transactions. There have been no related party transactions, except for the following:

     In August and September 2002, we borrowed a total of $475,000 from Continental Southern Resources, Inc. Our President is a director and executive officer of Continental Southern Resources, Inc.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K
---------     --------------------------------------------
     (a)  Exhibits.  The  following  exhibits  are  filed  as  part of this Form
          --------
          10-KSB

          EXHIBIT
              -------
          NUMBER     DOCUMENT
          ------     --------
          3.1        Articles of Incorporation - (incorporated by reference to
                     Exhibit 3.1  of  our  Form  [SB-1],  Registration  Number
                     333-54292).

          3.2 ByLaws (incorporated by reference to Exhibit 3.2 of our Form [SB-1], Registration Number 333-54292).

          4.1        14%  Secured  Convertible  Note,  dated  September  17,
                     2002.

         99.1        Certificate  of  CEO  and CFO pursuant  to  18  U.S.C.
                     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K.  None.

                        INTERNATIONAL TRAVEL CD'S, INC.
                         (A Development Stage Company)
                         Index to Financial Statements

                                                                  PAGE
                                                                  ----

Report of Independent Auditors          F-2


Balance Sheet at June 30, 2002                                     F-3

Statements of Operations for the year ended June 30, 2002, from
  July 20, 2000 (inception) through June 30, 2001, and from
  July 20, 2000 (inception) through June 30, 2002                  F-4

Statement of Changes in Shareholders' Deficit for the period from
  July 20, 2000 (inception) through June 30, 2002                  F-5

Statements of Cash Flows for the year ended June 30, 2002, from
  July 20, 2000 (inception) through June 30, 2001, and from
  July 20, 2000 (inception) through June 30, 2002                  F-6

Notes to Financial Statements                                      F-7


 REPORT OF INDEPENDENT AUDITORS


The  Board  of  Directors  and  Shareholders
International  Travel  CD's,  Inc.:


We have audited the accompanying balance sheet of International Travel CD's, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended June 30, 2002, from July 20, 2000 (inception) through June 30, 2001, and from July 20, 2000 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Travel CD's, Inc., as of June 30, 2002, and the results of its operations and its cash flows for the year ended June 30, 2002, from July 20, 2000 (inception) through June 30, 2001, and from July 20, 2000 (inception) through June 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue on a going concern basis. As discussed in Note 1 to the financial statements, the Company's significant operating losses and net capital deficiency raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano  and  Harvey,  P.C.
Denver,  Colorado
October  8,  2002

                                  JUNE 30, 2002

                                     ASSETS


Cash                                                             $     961
                                                                 ----------
                                                                 $     961
                                                                 ==========

LIABILITIES AND SHAREHOLDERSDEFICIT

Accounts payable and accrued liabilities                         $  78,310
Notes payable (Note 3)                                               2,700
                                                                 ----------
            Total liabilities                                       81,010
                                                                 ----------

Shareholdersdeficit (Notes 2 and 4):
  Preferred stock, no par value; 10,000,000 shares authorized;
    -0- shares issued and outstanding
  Common stock, no par value;  100,000,000 shares authorized,
    19,350,000 shares issued and outstanding                       102,896
  Additional paid-in capital                                        52,751
  Deficit accumulated during development stage                    (235,696)
                                                                 ----------

            Total shareholderdeficit                               (80,049)
                                                                 ----------
                                                                 $     961
                                                                 ==========


                 See accompanying notes to financial statements

                                                                        JULY 20, 2000           JULY 20, 2000
                                                       FOR THE YEAR      (INCEPTION)             (INCEPTION)
                                                          ENDED            THROUGH                THROUGH
                                                         JUNE 30,          JUNE 30,                  JUNE 30,
                                                          2002               2001                   2002
                                                          ----                 ----                   ----

Revenue. . . . . . . . . . . . . . . . . . .  $                --      $          5,000           $   5,000

Costs and expenses:
  Stock-based compensation (Notes 2 and 4):
    Personnel. . . . . . . . . . . . . . . .                    --               66,000             66,000
    Legal. . . . . . . . . . . . . . . . . .                    --                5,000              5,000
    Consulting . . . . . . . . . . . . . . .                    --                9,000              9,000
  Professional fees. . . . . . . . . . . . .                  73,901             17,445             91,346
  Rent . . . . . . . . . . . . . . . . . . .                    --                1,500              1,500
  Contributed rent (Note 2). . . . . . . . .                   1,200                --               1,200
  Contributed services (Note 2). . . . . . .                  45,225                --              45,225
  Sales and marketing. . . . . . . . . . . .                   1,200              8,000              9,200
  Travel and entertainment . . . . . . . . .                    --                1,818              1,818
  Depreciation . . . . . . . . . . . . . . .                     804                617              1,421
  Loss on disposal of asset. . . . . . . . .                   1,800                --               1,800
  Interest expense                                              --                  --                 --
  Other general and administrative expenses.                   1,881              5,305              7,186
                                              -----------------------  -----------------        ----------
            Total costs and expenses . . . .                 126,011            114,685            240,696
                                              -----------------------  -----------------        ----------

            Loss before income taxes . . . .                (126,011)          (109,685)          (235,696)

Income tax provision (Note 5)

            Net loss . . . . . . . . . . . .  $             (126,011)  $       (109,685)         $(235,696)
                                              =======================  =================         ==========

Basic and diluted loss per share . . . . . .  $                (0.01)  $          (0.00)
                                              =======================  =================

Basic and diluted weighted average
  common shares outstanding. . . . . . . . .  *            24,334,615  *   23,250,002
                                              =======================  =================



 *  Restated  for  common  stock  split  (see  Note  4)


                 See accompanying notes to financial statements


                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                             ADDITIONAL  DURING
                                                   PREFERRED STOCK         COMMON STOCK        PAID-IN  DEVELOPMENT
                                                  SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL     STAGE     TOTAL
                                                  ------     ------      ------     ------     -------     -----     -----


Balance at July 20, 2000 (inception)               --        $   --           --    $    --    $  --      $   --    $    --

July 2000, common stock issued to founders
  for services rendered, valued at $.02/share
  (Note 2)                                         --            --      3,300,000   66,000       --          --       6,000
July 2000, common stock issued for legal
  services valued at $.02/share (Note 4)           --            --        250,000    5,000       --          --       5,000
July 2000, common stock issued for consulting
  services valued at $.02/share (Note 4)           --            --        450,000    9,000       --          --       9,000
August 22, 2000 through November 8, 2000,
  sale of common stock at $.02/share pursuant
  to a private offering, net of offering costs
  of $5,904 (Note 4)                               --            --      1,500,000   24,096       --          --      24,096
March 2001, working capital contributed by
  president (Note 2)                               --            --            --        --    2,500          --       2,500
Net loss                                           --            --            --        --              (109,685)  (109,685)
                                                -----------  ---------   --------- --------- --------   ---------  ----------

Balance at June 30, 2001                           --            --      5,500,000  104,096    2,500     (109,685)    (3,089)

April 2002, redemption of common stock
  from officer ($.001/share) (Note 4)              --            --     (1,200,000)  (1,200)   1,200            --         --
April 2002, common stock split (Note 4)            --            --     15,050,000       --       --            --         --
Working capital contributed by officers
  (Note 2)                                         --            --            --        --     2,626           --      2,626
Services contributed by officers (Note 2)          --            --            --        --    45,225           --     45,225
Office space contributed by officers (Note 2)      --            --            --        --     1,200           --      1,200
Net loss                                           --            --            --        --        --     (126,011)  (126,011)
                                                -----------  --------- ----------   -------- --------    ---------- ----------

Balance at June 30, 2002                           --       $    --    19,350,000   $102,896  $52,751    $(235,696) $ (80,049)
                                                ===========  ========= ==========   ======== ========    ========== ==========



                 See accompanying notes to financial statements


                                                              JULY 20, 2000 JULY 20, 2000
                                                  FOR THE YEAR (INCEPTION) (INCEPTION)
                                                      ENDED     THROUGH     THROUGH
                                                     JUNE 30,   JUNE 30,    JUNE 30,
                                                       2002       2001        2002
                                                    ---------  ---------  ----------
Cash flows from operating activities:
 Net loss                                           $(126,011) $(109,685) $(235,696)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                           804        617      1,421
   Stock-based compensation (Note 4)                       --     80,000     80,000
   Loss on disposal of asset                            1,800         --      1,800
   Services and office space contributed by
     officers (Note 2)                                 46,425         --     46,425
   Changes in operating assets and liabilities:
     Receivables                                        5,000     (5,000)        --
     Accounts payable and accrued liabilities          66,460     11,850     78,310
                                                    ---------  ----------  ---------
        Net cash used in
           operating activities                       (5,522)    (22,218)   (27,740)
                                                    ---------  ----------  ---------

Cash flows from investing activities:
 Purchases of equipment                                    --     (3,221)    (3,221)
                                                    ---------  ----------  ---------
        Net cash used in
           investing activities                            --     (3,221)    (3,221)
                                                    ---------  ----------  ---------
Cash flows from financing activities:
 Proceeds from the sale of common stock, net of
    offering costs (Note 4)                                --     24,096     24,096
Proceeds from the issuance of promissory notes         22,000         --     22,000
Repayment of promissory notes                         (19,300)        --    (19,300)
Working capital contributed by officers (Note 2)        2,626      2,500      5,126
                                                    ---------  ----------  ---------
        Net cash provided by
           financing activities                         5,326     26,596     31,922
                                                    ---------  ----------  ---------

           Net change in cash                           (196)      1,157        961

Cash, beginning of period                              1,157           --        --
                                                    ---------  ----------  ---------
Cash, end of period                                 $    961   $  1,157   $     961
                                                    =========  =========  =========

Supplemental disclosure of cash flow information:
  Income taxes                                      $      --  $      --  $      --
                                                    =========  =========  =========
  Interest                                          $      --  $      --  $      --
                                                    =========  =========  =========

Non-cash financing activities:
  Redemption of common stock from an officer        $ (1,200)  $      --  $  (1,200)
                                                    =========  =========  =========


                 See accompanying notes to financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (A)  ORGANIZATION  AND  BASIS  OF  PRESENTATION

          International Travel CD's, Inc. (the "Company") was incorporated in Colorado on July 20, 2000. The Company was formed to address the specific needs of hotels and travel agencies by providing CD ROMs that feature a collection of digital brochures of the top hotels in the Asia Pacific Region to be distributed to major travel agencies.

          In December 2001, sixty percent of the Company's issued and outstanding common stock was sold resulting in a change in control of the Company. In April 2002, the Company terminated its digital services activities and implemented a new business plan.

          The Company intended to become a multimedia entertainment group with a focus on developing entertainment content. Areas of operations were to include film production, record label operations, a music publishing division, a television production division, and an artist/athlete management division.

     SHARE  EXCHANGE  AGREEMENT

          On April 26, 2002, the Company entered into a Share Exchange Agreement pursuant to which Mr. Chris Schwartz was to tender to us all of the capital stock of Metropolitan, a Pennsylvania corporation that operates a recording studio in Philadelphia, PA, and in addition owns
          (i) all of the membership interests of Ruffnation Films, a Pennsylvania limited liability company that operates a film company in Philadelphia, PA, and (ii) all of the membership interests of Snipes, a Pennsylvania limited liability company that is the producer of the first full length film project of Ruffnation Films. These securities were to be tendered to the Company in exchange for 4,000,000 newly issued shares of the Company's common stock and 1,000,000 newly issued shares of the Company's Series A convertible preferred stock.

          A condition to closing the transactions contemplated by the Share Exchange Agreement was that the Company raise at least $5,000,000 in a private offering of its common stock. The Company could not raise the required funding because of market conditions and in September 2002, the parties mutually agreed to terminate their agreements.

     GOING  CONCERN

          The Company has suffered significant operating losses since inception, has a net capital deficiency at June 30, 2002, and inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses and under-capitalization. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company will require both short-term financing for operations and long-term capital to fund expected growth. The Company's management intends to obtain working capital through debt financings and/or equity offerings to fund the Company's operations. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     (D)  CASH  AND  CASH  EQUIVALENTS

          The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2002.

     (E)  INCOME  TAXES

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

     (F)  SALES  AND  MARKETING  COSTS

          The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing expense in the accompanying financial statements.

     (G)  STOCK-BASED  COMPENSATION

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

     (H)  LOSS  PER  COMMON  SHARE

          Basic earnings per share are calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options or warrants, had been issued. The Company has a simple capital structure and no outstanding options at June 30, 2002. Therefore, dilutive earnings per share are not applicable and accordingly have not been presented.

     (I)  FOREIGN  CURRENCY  TRANSLATIONS

          All of the Company's transactions were conducted in United States dollars for the period from July 20, 2000 (inception) through June 30, 2002. Accordingly, no gains or losses on foreign currency translation adjustments are included in the accompanying financial statements.

     (J)  FISCAL  YEAR-END

          The  Company's  fiscal  year-end  is  June  30.

(2)  RELATED  PARTY  TRANSACTIONS

          WORKING  CAPITAL  CONTRIBUTIONS

          During the year ended June 30, 2002 and the period ended June 30, 2001, officers contributed $2,626 and $2,500, respectively, to the Company for working capital. The $5,126 is included in the accompanying financial statements as additional paid-in capital.

          COMMON  STOCK

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

          CONTRIBUTED  OFFICE  SPACE

          Officers contributed office space to the Company for the year ended June 30, 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to additional paid-in capital.

          CONTRIBUTED  SERVICES

          Officers contributed time and effort to the Company valued at $45,225 for the year ended June 30, 2002. The time and effort was valued by the officers between $25 and $100 per hour based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to additional paid-in capital.

          (3)  NOTES  PAYABLE

          During the last three months of the fiscal year ended June 30, 2002, the Company issued three promissory notes of $500, $1,500 and $20,000 to a shareholder. The notes carry a 10 percent interest rate and mature on December 31, 2002. The Company repaid $19,300 on the promissory notes prior to June 30, 2002. The remaining $2,700 was repaid in July 2002 without any interest charged by the shareholder. Following is a schedule of the outstanding promissory notes at June 30, 2002:

        Promissory note payable to corporation, interest at 10 percent,
         Principal and interest due December 31, 2002, unsecured        $   2700
                                                                        ========
(4)  SHAREHOLDERS'  DEFICIT

          SALES  AND  ISSUANCES  OF  COMMON  STOCK

          The following transactions were valued at the fair value of the Company's common stock, as determined by the Board of Directors, based on contemporaneous sales and other analysis:

          - During July 2000, the Company issued 250,000 shares of its no par value common stock in exchange for legal services. The Company recorded $5,000 in expense.

          - In addition, during July 2000, the Company issued 450,000 shares of its no par value common stock in exchange for consulting services. The Company recorded $9,000 in expense.



          During the period from August 22, 2000 to November 8, 2000, the Company sold 1,500,000 shares of its no par value common stock for $.02 per share in a private offering pursuant to an exemption from registration under Rule 506 (a) of Regulation D of the Securities Act of 1933, as amended. Net proceeds from the offering totaled $24,096, after deducting offering expenses of $5,904.

          AUTHORIZED  STOCK

          On June 28, 2002, the Company's shareholders approved amendment to the Company's Articles of Incorporation. The changes included the increase in the number of shares of authorized common stock to 100,000,000 shares, and an increase in the number of shares of authorized preferred stock to 10,000,000 shares.

          REGISTRATION  STATEMENT

          The Company filed a Registration Statement on Form SB-2, which the Securities and Exchange Commission declared effective on July 27, 2001. The Company offered 4,000,000 shares of its common stock for sale to the public at $.05 per share pursuant to the Registration Statement. The Company terminated the Registration Statement in May 2002 without selling any shares.

          COMMON  STOCK  REDEMPTION

          During April 2002, the Company's Board of Directors approved the redemption of 1,200,000 shares of the Company's common stock from an officer and director. The shares were subsequently cancelled, which reduced the total number of common shares issued and outstanding from 5,500,000 shares to 4,300,000 shares.

          COMMON  STOCK  SPLIT

          On April 22, 2002, the Company's Board of Directors approved a four and one half to one (4.5:1) common stock split. The stock split was effectuated through the granting of a dividend of three and one half

          (3.5) shares of common stock for each one share of common stock held by shareholders of record. The record date for the stock split was April 30, 2002 and the issuance date was May 1, 2002. Following the stock split, the Company's issued and outstanding common shares increased from 4,300,000 shares to 19,350,000 shares.

     (5)  INCOME  TAXES

          A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended June 30, 2002 and from July 20, 2000 (inception) through June 30, 2001:

                                                             2002     2001
                                                             ----     ----
            U.S. statutory federal rate, graduated          18.41%   20.64%
            State income tax rate, net of federal benefit    3.78%    3.80%
            Contributed services and office space           -8.17%    0.00%
            Net operating loss (NOL) for which
             no tax benefit is currently available         -14.02%  -24.44%
                                                             0.00%    0.00%
                                                           =======  =======


          The benefit for income taxes from operations consisted of the following components at June 30, 2002: current tax benefit of $42,857 resulting from a net loss before income taxes, and deferred tax expense of $42,857 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforwards expire through 2022.




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

     (6)  SUBSEQUENT  EVENTS

          NOTES  PAYABLE

          During the period from July 1, 2002 through October 31, 2002, the Company issued promissory notes payable totaling $1,397,500 and repaid a total of $415,200 (including the $2,700 balance outstanding at June 30, 2002). An additional $435,000 of promissory notes was removed through an Assignment and Release Agreement.

          $535,000 of the notes payable was issued to related parties. $412,500 of the related party notes was subsequently repaid, and the remaining $122,500 was removed through the Assignment and Release Agreement.

          At October 31, 2002, the Company's notes payable consisted of one promissory note payable in the amount of $550,000 held by Gemini Growth Fund, LP. The note carries an interest rate of 14 percent, is convertible into the Company's common stock at the rate of $2.50 per share, and is secured by 300,000 shares of common stock in an affiliate corporation, Continental Southern Resources, Inc. The note matures on September 30, 2003. The note also carries the following financial covenants:

               1. CASH INTEREST COVERAGE - Until the maturity date, the Company shall maintain a consolidated EBITDA ratio, based on the Company's quarterly financial statements, of 2.0 or greater.

               2. CASH FLOW COVERAGE RATIO - The ratio of the Company's cash flow to the sum of (a) interest expense and (b) scheduled principal payments to be paid over the 12 months following the determination date, shall at all times exceed the ratio of 1.5 to 1.0.

               3. CURRENT RATIO - The Company will at all times maintain a current ratio of not less than 1.5 to 1.0.

               4. ACTUAL VS. BUDGET - The Company shall on a quarterly basis achieve 75 percent of its budgeted revenue and income.


     NOTES  RECEIVABLE

          During the period from July 1, 2002 through October 31, 2002, the Company issued promissory notes receivable totaling $1,077,300 of which $173,500 was repaid. An additional $435,000 of promissory notes was removed through an Assignment and Release Agreement.

          At October 31, 2002, notes receivable totaled $468,800, all due from 1025 Investments, Inc., a shareholder of the Company. The notes mature on December 31, 2002 and carry an interest rate of 10 percent.

     TERMINATION  OF  SHARE  EXCHANGE  AGREEMENT

          On October 2, 2002, the Company's Board of Directors announced that the Share Exchange Agreement with Mr. Schwartz was terminated due to the Company's inability to raise the necessary funds to close the agreement (see Note 1).

ITEM  14.     CONTROLS  AND  PROCEDURES
---------     -------------------------

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer who is also our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Changes in Internal Controls. There were no significant changes in internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.


                                          INTERNATIONAL  TRAVEL  CD'S,  INC.

Dated:  November  13,  2002     BY:       /s/     Gerald  T.  Harrington
                                          ----------------------------------
                                                  Gerald  T.  Harrington
                                                  President

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/  Gerald  T.  Harrington       President  and  Director        Date  11-13-02
---------------------------      (Principal  Executive  Officer,
Gerald  T.  Harrington            Principal  Financial  Officer,  and
                                  Principal  Accounting  Officer)

                                 CERTIFICATIONS

     I,   George  T.  Harrington.,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of International Travel CD's, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  13,  2002            By:   /s/ Gerald  T.  Harrington
                                             -----------------------------
                                                 Gerald  T.  Harrington
                                                 Chief  Executive  Officer
                                                 (Principal  Executive Officer)

                                 CERTIFICATIONS

     I,   Gerald  T.  Harrington,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of International Travel CD's, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  13,  2002          By:  /s/  Gerald  T.  Harrington
                                          --------------------------------
                                               Gerald  T.  Harrington
                                               Chief  Financial  Officer
                                               (Principal  Financial  Officer)