Form 10QSB
period 2002-09-30
INTERNATIONAL TRAVEL CD S INC
filed 2002-11-15
CIK 1132590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Quarter Ending September 30, 2002

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
     OF 1934

   For the transition period from ____________ to _______________

                       Commission File No. 000-33099

                         INTERNATIONAL TRAVEL CD'S, INC.
                         -------------------------------
                         (Name of Small Business Issuer)


               COLORADO                        84-1553046
    ------------------------------  ---------------------------------
   (State or other jurisdiction of  (IRS Employer Identification No.)
     incorporation or organization)

               111 PRESIDENTIAL BOULEVARD
                   BALA CYNWYD, PA                             19004
           --------------------------------------              -----
          (Address of principal executive offices)          (Zip Code)

                                 (610) 660-5906
                       -------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the
past  90  days.  Yes   X  No  ____
                    ----
There were 19,350,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at November 13, 2002.

                        INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)
                             Condense Balance Sheet
                                  (Unaudited)


                               SEPTEMBER 30, 2002

                                     ASSETS


Cash. . . . . . . . . . . . . . . . . . . . . .  $   5,618
Notes receivable (Note C) . . . . . . . . . . .    631,300
Accrued interest receivable (Note C). . . . . .      3,483
                                                 ----------

                                                 $ 640,401
                                                 ==========

LIABILITIES AND SHAREHOLDERSDEFICIT

Accounts payable and accrued liabilities. . . .  $  78,421
Notes payable to related party (Note D) . . . .    152,500
Notes payable, other (Note D) . . . . . . . . .    550,000
Accrued interest on notes payable (Note D). . .      3,208
                                                 ----------
            Total liabilities . . . . . . . . .    784,129
                                                 ----------

Shareholdersdeficit:
  Preferred stock
  Common stock. . . . . . . . . . . . . . . . .    102,896
  Additional paid-in capital. . . . . . . . . .     93,051
  Deficit accumulated during development stage.   (339,675)
                                                 ----------

            Total shareholderdeficit. . . . . .   (143,728)
                                                 ----------

                                                 $ 640,401
                                                 ==========

            See accompanying notes to condensed financial statements

                        INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)
                        Condense Statement of Operation
                                  (Unaudited)


                                                                                          JULY 20, 2000
                                                                                          (INCEPTION)
                                                                    THREE MONTHS ENDED      THROUGH
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                    2002         2001         2002
                                                                 ------------  ----------  ------------

Revenue                                                          $              $          $  $5,000
                                                                 ------------   ---------  ------------
Costs and expenses:
  Stock-based compensation                                         80,000
  Professional fees                                                24,602         2,355     115,948
  Rent                                                              1,500
  Contributed rent (Note B)                                           300           300       1,500
  Contributed services (Note B)                                    40,000        35,225      85,225
  Sales and marketing                                               1,500         9,200
  Travel and entertainment                                          1,818
  Depreciation                                                        268         1,421
  Loss on disposal of asset                                         1,800
  Interest expense                                                 40,708        40,708
  Interest income                                                  (3,483)       (3,483)
  Other general and administrative expenses                         1,852           869       9,038
                                                                -------------  ------------  ----------
            Total costs and expenses                              103,979        40,517     344,675
                                                                -------------  ------------  ----------

            Loss before income taxes                             (103,979)      (40,517)   (339,675)

Income tax provision (Note E)

            Net loss                                          $  (103,979)      (40,517)  $(339,675)
                                                                =============  ============  ==========

Basic and diluted loss per share                                   (0.01)        (0.00)
                                                                =============  ============

Basic and diluted weighted average
  common shares outstanding                                    19,350,000    24,750,000
                                                               ===============  ============

See accompanying notes to condensed financial statements

                        INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)
                        Condense Statement of Cash Flows
                                  (Unaudited)



                                                                            JULY 20, 2000
                                                                              (INCEPTION)
                                                        THREE MONTHS ENDED      THROUGH
                                                           SEPTEMBER 30,       SEPTEMBER 30,

                                                         2002          2001         2002
                                                     ------------  ------------  -------------
Net cash used in
operating activities                                  $(63,843)       $1,676     $   (91,583)
                                                     ------------  ------------  -------------
Cash flows from investing activities:
  Purchases of equipment. . . . . . . . . . . . . .            -         -            (3,221)
  Increase in notes receivable. . . . . . . . . . .   (1,077,300)        -        (1,077,300)
  Proceeds from repayments of notes receivable. . .       11,000         -            11,000
                                                     ------------  ------------  -------------
              Net cash used in
                investing activities. . . . . . . .   (1,066,300)        -         (1,069,521)
                                                     ------------  ------------   ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock, net of
    offering costs. . . . . . . . . . . . . . . . .       24,096         -
  Proceeds from the issuance of notes payable . . .    1,397,500         -          1,419,500
  Repayment of notes payable. . . . . . . . . . . .     (262,700)        -           (282,000)
  Working capital contributed by officers . . . . .        5,126
                                                     ------------  ------------   ------------
              Net cash provided by
                financing activities. . . . . . . .    1,134,800         -          1,166,722
                                                     ------------  ------------   ------------

                Net change in cash. . . . . . . . .        4,657         1,676          5,618

Cash, beginning of period . . . . . . . . . . . . .          961         1,157
                                                     ------------  ------------   -------------

Cash, end of period . . . . . . . . . . . . . . . .  $     5,618   $     2,833   $      5,618
                                                     ============  ============  ==============

Supplemental disclosure of cash flow information:
  Income taxes. . . . . . . . . . . . . . . . . . .  $       -     $     -       $          -
  Interest. . . . . . . . . . . . . . . . . . . . .  $    37,500   $     -       $     37,500
                                                     ============  =============  =============

Non-cash financing activities:
  Redemption of common stock from an officer. . . .  $         -   $         -   $     (1,200)
                                                     ============  =============  =============
  Reduction of notes receivable through Assignment
    and Release Agreement (Note C). . . . . . . . .  $  (435,000)  $         -   $(435,000)
                                                     ============  =============  =============
  Reduction of notes payable through Assignment
    and Release Agreement (Note D). . . . . . . . .  $   435,000   $         -    $ 435,000
                                                     ============  ============= ==============

See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  A:  BASIS  OF  PRESENTATION
          -----------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form 10-KSB dated June 30, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2002, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial  data  presented  herein  are  unaudited.

NOTE  B:  RELATED  PARTY  TRANSACTIONS
          ----------------------------

Officers contributed office space to the Company for the three months ended September 30, 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $40,000 for the three months ended September 30, 2002. The time and effort was valued by the officers at $500 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

NOTE  C:  NOTES  RECEIVABLE
          -----------------

During the three months ended September 30, 2002, the Company issued promissory notes receivable totaling $1,077,300 of which $11,000 was repaid prior to September 30, 2002. An additional $435,000 of promissory notes was removed through an Assignment and Release Agreement. The remaining $631,300 was outstanding at September 30, 2002. An additional $162,500 was subsequently repaid during October 2002 (see Note G). The notes mature on December 31, 2002 and carry an interest rate of 10 percent. Accrued interest on the notes totaled $3,483 at September 30, 2002.

NOTE  D:  NOTES  PAYABLE
          --------------

During the three months ended September 30, 2002, the Company issued promissory notes payable totaling $1,397,500 and repaid a total of $262,700 (including the $2,700 balance outstanding at June 30, 2002). An additional $435,000 of promissory notes was removed through an Assignment and Release Agreement (see Note G).

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

$535,000 of the notes payable was issued to related parties of which $260,000 was repaid prior to September 30, 2002.

At September 30, 2002, the Company's notes payable consisted of one promissory note payable in the amount of $550,000 held by Gemini Growth Fund, LP ("Gemini") totaling $550,000, and one note payable to Continental Southern Resources, Inc., ("CSR") an affiliate corporation, totaling $152,500.

GEMINI  NOTE

The Gemini note carries an interest rate of 14 percent, is convertible into the Company's common stock at the rate of $2.50 per share, and is secured by 300,000 shares of common stock in an affiliate corporation, Continental Southern Resources, Inc. $37,500 of the note's initial proceeds were repaid to Gemini as a loan fee, and is included in the accompanying condensed financial statements as interest expense. The note matures on September 30, 2003. The note also carries the following financial covenants:

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

Accrued interest payable on the Gemini note totaled $3,208 at September 30, 2002.

CSR  NOTE

The CSR note carries an interest rate of 10 percent and matures on November 4, 2002. The note was repaid in full during October 2002 (see Note G).

NOTE  E:  INCOME  TAXES
          -------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  F:  SHARE  EXCHANGE  AGREEMENT
          --------------------------

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

NOTE  G:  SUBSEQUENT  EVENTS
          ------------------

NOTES  RECEIVABLE

During October 2002, the Company received an additional $162,500 against the promissory notes receivable, which reduced the principal balance receivable to $468,800.

NOTES  PAYABLE

During  October  2002,  the  Company  repaid  the  $152,500 note payable to CSR.

CAUTIONARY  STATEMENT  FOR  FORWARD-LOOKING  STATEMENTS

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," " plan," " anticipate," "believe," "estimate," "continue," or the negative or such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB. The following discussion should be read in conjunction with out Condensed Financial Statements and related Notes thereto included elsewhere in this report.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

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

     For the three months ended September 30, 2002, we had no revenue nor did we have any revenue for the three months ended September 30, 2001.
                                        8

     During the period ending September 30, 2002 we borrowed a total of $1,397,500 by issuing a number of promissory notes payable and repaid a total of $262,700. Another $435,000 was removed through an assignment. In October, 2002 we repaid $152,500 of the notes.

     Also during the three months ended September 30, 2002, we issued promissory notes receivable totaling $1,077,300 of which $11,000 was repaid prior to September 30, 2002. An additional $435,000 of the notes was removed through an assignment. During October, 2002, we received an additional $162,500 against the note receivable leaving a balance of $468,800.

ITEM  3.  CONTROLS  AND  PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Changes in Internal Controls. There were no significant changes in internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  exhibits  are  filed  as  part  of  this  report.
        99.1 CEO and CFO Certification required under section 906 of Sarbanes-Oxley of 2002

(b) Not applicable. We did not file any Current Reports on Form 8-K during the three month period ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         INTERNATIONAL TRAVEL CD'S, INC.

Date:  November  14,  2002                         By:  /s/ Gerald T. Harrington
                                                   -----------------------------
                                                   Gerald  T.  Harrington
                                                   President

                                 CERTIFICATIONS
                                 --------------

I,  Gerald  T.  Harrington,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of International Travel CD's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"), and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date,
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  14,  2002        By:  /s/  Gerald  T.  Harrington
                                     -----------------------------
                                     Gerald  T.  Harrington,
                                     President  (Principal  Executive  Officer)

I,  Gerald  T.  Harrington,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of International Travel CD's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  14,  2002         By:  /s/  Gerald  T.  Harrington
                                       -----------------------------
                                       Gerald T. Harrington, Chief Financial
                                       Officer(Principal Financial Officer)

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of International Travel CD's, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald T. Harrington, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as added by 906 of the Sarbanes-Oxley Act of 2002, that:

     A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     November  14,  2002     By:
                                     /s/  Gerald  T.  Harrington
                                     ---------------------------
                                     Gerald T. Harrington, Chief Executive
                                     Officer and  Chief  Financial  Officer
                                       12