Form 10QSB
period 2002-12-31
INTERNATIONAL TRAVEL CD S INC
filed 2003-03-24
CIK 1132590

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the Quarterly period ending December 31, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________

                          Commission File No. 000-27339

                         INTERNATIONAL TRAVEL CD'S, INC.
            ---------------------------------------------------------
               (Name of Small Business Issuer as Specified in Its
                                    Charter)

                        COLORADO                                 84-1553046
----------------------------------------------------    -----------------------
    (State or other jurisdiction of Incorporation or           (IRA Employer
                     Organization)                           Identification No.)

               111 PRESIDENTIAL BOULEVARD
                      SUITE 158 A                                    19004
                     BALA CYNYD, PA
-----------------------------------------------------    -----------------------
        (Address of principal executive offices)                   (Zip Code)

                                 (610) 660-5906
                          -----------------------------
                (Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [    ]   No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date :

There were 19,350,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at March 24, 2003.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                                                                                   DECEMBER 31, 2002

 ASSETS

Cash.............................................................................$..........2,090
Notes receivable (Note C).................................................................452,800
Accrued interest receivable (Note C).......................................................16,305
Investment, at cost (Note F)............................................................1,500,000
                                                                                   -----------------

                                                                                 $      1,971,195
                                                                                   =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable:
    Acquisition of investment (Note F)...........................................$........350,000
    Other..................................................................................77,198
Notes payable, other (Note D).............................................................550,000
Accrued interest on notes payable (Note D)..................................................6,882
                                                                                   -----------------
                  Total liabilities.......................................................984,080.
                                                                                   -----------------

Shareholders' equity (Note F):
    Preferred stock.....................................................................1,150,000
    Common stock..........................................................................102,896
    Additional paid-in capital............................................................133,351
    Deficit accumulated during development stage.........................................(399,132)
                                                                                   -----------------

                  Total shareholders' equity..............................................987,115.
                                                                                   -----------------

                                                                                 $      1,971,195
                                                                                   =================



                                                                                                             JULY 20, 2000
                                                                                                              (INCEPTION)
                                              THREE MONTHS ENDED                  SIX MONTHS ENDED              THROUGH
                                                  DECEMBER 31,                     DECEMBER 31,               DECEMBER 31,
                                                2002            2001            2002             2001            2002
                                            -------------   -------------   --------------   -------------   --------------


Revenue...................................$........--    ..$........--    ..$.........--    ..$........--    ..$. .5,000.
                                            -------------   -------------   --------------   -------------   --------------

Costs and expenses:
    Stock-based compensation.......................--    ...........--    ...........--    ...........--    ... ..80,000.
    Professional fees............................8,656. ........10,140. .........33,258. ........12,495. ........124,604. ...
    Rent...........................................--    ...........--    ...........--    ...........--    ..... .1,500.
    Contributed rent (Note B)......................300. ...........300. ............600. ...........600. ..........1,800. ...
    Contributed services (Note B)...............40,000. .........7,600. .........80,000. ........42,825. ........125,225. ...
    Sales and marketing..........................1,100. ............55. ..........1,100. .........1,555. .........10,300. ...
    Travel and entertainment.......................--    ...........--    ............--    .........--      ......1,818.
    Depreciation...................................--    ...........268. ............--    .........536. ...  .... 1,421. .
    Loss on disposal of asset......................--    ...........--    ............--    .........--    ... ....1,800.
    Interest expense............................19,250. ...........--    .........59,958. ..........--             59,958
    Interest income..............................(12,822)..........--    ..........(16,305)........ --            (16,305)
    Other general and administrative expenses....2,973. ...........297. ..........4,825. .........1,166. .........12,011.
                                            -------------   -------------   --------------   -------------   --------------

                Total costs and expenses........59,457. ........18,660. ........163,436. ........59,177. ........404,132.
                                            -------------   -------------   --------------   -------------   --------------

                Loss before income taxes.........(59,457)........(18,660)........(163,436)........(59,177)........(399,132)

Income tax provision (Note E)......................--    ...........--    ............--    ...........--    ............--
                                            -------------   -------------   --------------   -------------   --------------

                Net loss..................$......(59,457).$......(18,660).$......(163,436)........(59,177).$......(399,132)..
                                            =============   =============   ==============   =============   ==============

Basic and diluted loss per share..........$........(0.00).$........(0.00).$.........(0.01)..........(0.00)
                                            =============   =============   ==============   =============

Basic and diluted weighted average
    common shares outstanding...............19,350,000. ....24,750,000. .....19,350,000. ....24,750,000. ..
                                            =============   =============   ==============   =============

                                                                                                           JULY 20, 2000
                                                                                                            (INCEPTION)
                                                                           SIX MONTHS ENDED                   THROUGH
                                                                            DECEMBER 31,                   DECEMBER 31,
                                                                        2002               2001                2002
                                                                  -----------------  -----------------   ------------------
                     Net cash used in
                         operating activities...................$........256,629. .$...........(1,279)$..........228,889. ..
                                                                  -----------------  -----------------   ------------------

Cash flows from investing activities:
    Purchases of equipment...................................................--    ..............--    ...............(3,221)....
    Increase in notes receivable........................................(1,077,300).............--    ...........(1,077,300).....
    Proceeds from repayments of notes receivable.........................189,500. ..............--    ............189,500. ......
    Payment for investment in limited partnership.........................(350,000).............--    .............(350,000).....
                                                                  -----------------  -----------------   ------------------
                     Net cash used in
                         investing activities...........................(1,237,800).............--    ...........(1,241,021).....
                                                                  -----------------  -----------------   ------------------

Cash flows from financing activities:
    Proceeds from the sale of common stock, net of
       offering costs........................................................--    ..............--    .............24,096. .....
    Proceeds from the issuance of notes payable........................1,397,500. ..............--    ..........1,419,500. ......
    Repayment of notes payable............................................(415,200).............--    .............(434,500).....
    Working capital contributed by officers..................................--    ............1,045. ..............5,126. ......
                                                                  -----------------  -----------------   ------------------
                     Net cash provided by
                         financing activities............................982,300. ............1,045. ..........1,014,222. .......
                                                                  -----------------  -----------------   ------------------

                         Net change in cash................................1,129. ...............(234).............2,090. .......

Cash, beginning of period....................................................961. ............1,157. ................--    ......
                                                                  -----------------  -----------------   ------------------

Cash, end of period.............................................$..........2,090. .$............923. .$............2,090. .......
                                                                  =================  =================   ==================

Supplemental disclosure of cash flow information:
    Income taxes................................................$............--    .$............--    .$..............--    ....
                                                                  =================  =================   ==================
    Interest....................................................$.........53,076. .$............--    .$.........  .53,076. ......
                                                                  =================  =================   ==================

Non-cash financing activities:
    Redemption of common stock from an officer..................$............--    .$............--    .$...........(1,200).
                                                                  =================  =================   ==================
    Reduction of notes receivable through Assignment
       and Release Agreement (Note C)...........................$........435,000. .$............--    .$.........  .435,000. ......
                                                                  =================  =================   ==================
    Reduction of notes payable through Assignment
       and Release Agreement (Note D)...........................$.........(435,000)$............--    .$...........(435,000).....
                                                                  =================  =================   ==================
    Investment in limited partnership in exchange for
       preferred stock (Note F).................................$.......(1,150,000)$............--    .$.........(1,150,000).....
                                                                  =================  =================   ==================









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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2002, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Officers contributed office space to the Company for the three and six months ended December 31, 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $40,000 and $80,000, respectively, for the three and six months ended December 31, 2002. The time and effort was valued by the officers at $500 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

NOTE C:  NOTES RECEIVABLE

During the six months ended December 31, 2002, the Company issued promissory notes receivable totaling $1,077,300 of which $189,500 was repaid prior to December 31, 2002. An additional $435,000 of promissory notes was satisfied through an Assignment and Release Agreement. The remaining $452,800 was outstanding at December 31, 2002. An additional $28,000 was subsequently repaid during January and February 2003 (see Note G). The notes mature in June 2003. The notes carry an interest rate of 10 percent. Accrued interest on the notes totaled $16,305 at December 31, 2002.

NOTE D:  NOTES PAYABLE

During the three months ended September 30, 2002, the Company issued promissory notes payable totaling $1,397,500 and repaid a total of $415,200 (including the $2,700 balance outstanding at June 30, 2002). An additional $435,000 of promissory notes was satisfied through an Assignment and Release Agreement.


                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

$535,000 of the notes payable was issued to related parties, all of which was repaid prior to December 31, 2002.

At December 31, 2002, the Company's note payable consisted of one convertible promissory note payable in the amount of $550,000 held by Trident Growth Fund, L.P. ("Trident").

TRIDENT NOTE

The Trident note carries an interest rate of 14 percent and is convertible into the Company's common stock at the rate of $2.50 per share at the option of the lender. The note is secured by 300,000 shares of common stock in an affiliated corporation, Continental Southern Resources, Inc, and a guaranty by 1025 Investments, Inc., a shareholder of the Company. $37,500 of the note's initial proceeds was repaid to Trident as a loan fee, and is included in the accompanying condensed financial statements as interest expense. The note matures on September 30, 2003. The note also carries the following financial covenants:

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

Accrued interest payable on the Trident note totaled $6,882 at December 31, 2002.

NOTE E:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and six months ended December 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE F:  INVESTMENT

Effective December 30, 2002, the Company acquired a three percent interest in Louisiana Shelf Partners, L.P. ("LSP") in exchange for the issuance of 766,667 shares of the Company's Series A convertible preferred stock and $350,000 (see Note H). The Company's Series A convertible preferred stock is convertible into the Company's common stock at a price of $1.50 per share. LSP is engaged in the oil, gas and minerals industry. On December 16, 2002, LSP acquired all rights, title and interest in an oil, gas and mineral lease designated as State Lease 17666 from the State of Louisiana.





                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G:  SHARE EXCHANGE AGREEMENT

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

NOTE H:  SUBSEQUENT EVENTS

NOTES RECEIVABLE

During January and February 2003, the Company received an additional $28,000 against the promissory notes receivable, which reduced the principal balance receivable to $424,800.

NOTE PAYABLE

During January 2003, the Company issued a $400,000 convertible promissory note to Trident.

This note carries an interest rate of 9 percent and is convertible into the Company's common stock at the rate of $1.50 per share at the option of the lender. The note is guaranteed by 1025 Investments, Inc., a shareholder of the Company. $30,000 of the note's initial proceeds was repaid to Trident as a loan fee, and has been recorded as interest expense. The note matures on January 31, 2004. The note also carries the following financial covenants:

5. CASH INTEREST COVERAGE - Until the maturity date, the Company shall maintain a consolidated EBITDA ratio, based on the Company's quarterly financial statements, of 2.0 or greater.
6. CASH FLOW COVERAGE RATIO - The ratio of the Company's cash flow to the sum of (a) interest expense and (b) scheduled principal payments to be paid over the 12 months following the determination date, shall at all times exceed the ratio of 1.5 to 1.0.
7. CURRENT RATIO - The Company will at all times maintain a current ratio of not less than 1.5 to 1.0. 8. ACTUAL VS. BUDGET - The Company shall on a quarterly basis achieve 75 percent of its budgeted revenue and income.

INVESTMENT

On January 17, 2003, the Company paid the $350,000 owed on the acquisition of the three percent interest in LSP.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2.  PLAN OF OPERATION

         We are a Colorado corporation that was formed on July 20, 2000. We are development stage company. From the date of our formation through April 2002 we were engaged in the business of providing photography and digital services to organizations in the travel industry. On April 26, 2002, we entered into a Share Exchange Agreement pursuant to which we were to acquire all of the capital stock of Metropolitan, a Pennsylvania corporation involved in the recording and film production industries, which we did not complete.. In December 2001, we experienced a change in management as all of our officers and directors resigned and were replaced by a new management team. In September 2002, management again changed as did our Board of Directors.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. In that regard, on December 30, 2002, we purchased limited partnership interests in Louisiana Shelf Partners, L.P., a Delaware Limited partnership ("LSP"). LSP is engaged in the oil and gas industry and currently owns all right, title and interest in an oil, gas and mineral lease from the State of Louisiana designated as State Lease 17666 and intends to acquire additional leasehold interests.

         We intend to acquire additional ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We will rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We intend to play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ. We are not currently and do not anticipate engaging in any product research or development.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, our primary source of financing consisted of a $550,000 principal amount Convertible Promissory Note (the "December Note") issued to Trident Growth Fund, L.P. ("Trident"). The December Note accrues interest at the rate of 14 percent per annum and is convertible at the option of the holder into shares of our common stock at a conversion price of $2.50 per share and is secured by 300,000 shares of common stock of Continental Southern Resources, Inc., and a guaranty by 1025 Investments, Inc., a stockholder of the Company, and matures on September 30, 2003

         During January 2003, we issued a $400,000 Convertible Promissory Note to Trident (the "January Note" and together with the December Note, the "Trident Notes"). The January Note accrues interest at the rate of 9 percent per annum and is convertible at the option of the holder into shares of our common stock at a conversion price of $1.50 per share. The January Note is guaranteed by 1025 Investments, Inc., a stockholder of the Company, and matures on January 31, 2004. The Trident Notes contain the following financial covenants:

o CASH INTEREST COVERAGE - Until the maturity date, we are required to maintain a consolidated EBITDA ratio, based on our quarterly financial statements, of 2.0 or greater.
o CASH FLOW COVERAGE RATIO - The ratio of our cash flow to the sum of (a) interest expense and (b) scheduled principal payments to be paid over the 12 months following the determination date, shall at all times exceed the ratio of 1.5 to 1.0.
o URRENT RATIO - We are required to maintain a current ratio of not less than 1.5 to 1.0. o ACTUAL VS. BUDGET - We are required to achieve on a quarterly basis 75% of our budgeted revenue and income.

         The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

         As of the date of this Report, we have minimal cash resources. We need to obtain additional cash resources to continuer operation beyond the short term. We have funding commitments to LSP. As of the date of this report, we do not have a source of capital to satisfy any such funding commitment or other contingencies. Accordingly, in the event that such a capital call is made, we may not have the funds available to satisfy such a call. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to relinquish our interest in LSP.

ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the our management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and our Treasurer have concluded that our disclosure controls and procedures are effective to ensure that information, which we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

3.3 Certificate of Amendment to Articles of Incorporation filed March 21, 2003 (filed herewith).

99.1 Certificate  of President and  Treasurer of  Registrant  Pursuant to 18 USC
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Current Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL TRAVEL CD'S, INC.

Date: March 24, 2003         /S/ GERALD T. HARRINGTON
                             ------------------------
                             Gerald T. Harrington
                             President and Treasurer

                                  CERTIFICATION

I, Gerald T. Harrington, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Travel CD's, Inc. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                   /S/ GERALD T. HARRINGTON
                                       ------------------------
                                       Gerald T. Harrington
                                       President (Principal Executive Officer)

                                  CERTIFICATION

I, Gerald T. Harrington, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Travel CD's, Inc. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                     /S/ GERALD T. HARRINGTON
                                         ------------------------
                                         Gerald T. Harrington
                                         Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NUMBER       DESCRIPTION


3.3  Certificate of Amendment to Articles of Incorporation filed March 21, 2003.

99.1 Certificate  of President and  Treasurer of  Registrant  Pursuant to 18 USC
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002