Form 10QSB
period 2003-03-31
INTERNATIONAL TRAVEL CD S INC
filed 2003-05-20
CIK 1132590

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File No. 000-27339
                    ---------

                         INTERNATIONAL TRAVEL CD'S, INC.
            ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               COLORADO                                  84-1553046
--------------------------------------    -------------------------------------
  (State or Other Jurisdiction of                       (IRS Employer
   Incorporation or Organization)                     Identification No.)

                        5858 WESTHEIMER STREET, SUITE 708
                                HOUSTON, TX 77057
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  713-784-1113
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [    ]   No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : There were 19,350,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 12, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                         INTERNATIONAL TRAVEL CD'S, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS



                                                                                 PAGE
                                                                                 ----
Condensed Balance Sheet at March 31, 2003 .....................................   -2-

Condensed Statements of Operations for the three and nine months ended March 31, 2003 and 2002, and from July 20, 2000 (inception)
       through March 31, 2003 .................................................   -3-

Statements of Cash Flows for the nine months ended March 31, 2003 and 2002, and from July 20, 2000 (inception) through
       March 31, 2003 .........................................................   -4-


Notes to Financial Statements .................................................   -5-

PART 1. ITEM 1. FINANCIAL INFORMATION


                         INTERNATIONAL TRAVEL CD'S INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                 MARCH 31, 2003




                                     ASSETS


Cash ..................................................................................................                $       979
Notes receivable (Note C) .............................................................................                    407,800
Accrued interest receivable (Note C) ..................................................................                     26,500
Investment, at cost (Note F) ..........................................................................                  1,500,000
                                                                                                                       -----------

                                                                                                                       $ 1,935,279
                                                                                                                       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable:
   Other ..............................................................................................                $    72,793
Notes payable, other (Note D) .........................................................................                    942,000
             Total liabilities ........................................................................                  1,014,793

                                                                                                                       -----------

Shareholders' equity (Note F):
    Preferred stock ...................................................................................                  1,150,000
    Common stock ......................................................................................                    102,896
    Additional paid-in capital ........................................................................                    153,651
    Deficit accumulated during development stage ......................................................                   (486,061)
                                                                                                                       -----------

             Total shareholders' equity ...............................................................                    920,486

                                                                                                                       -----------

                                                                                                                       $ 1,935,279
                                                                                                                       ===========



            See accompanying notes to condensed financial statements
                                       2

                         INTERNATIONAL TRAVEL CD'S INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                                                                                               July 20, 2000
                                                                                                                (Inception)
                                                     Three Months Ended                  Nine Months Ended        Through
                                                         March 31,                           March 31,           March 31,
                                                ----------------------------    ----------------------------
                                                  2003             2002               2003          2002            2003
                                                ------------    ------------    ------------    ------------    ------------
Revenue .....................................            $--    $       --      $       --      $       --      $      5,000
                                                ------------    ------------    ------------    ------------    ------------

Costs and expenses:
    Stock-based compensation ................           --              --              --              --            80,000
    Professional fees .......................         16,301             189          49,559          12,184         140,905
    Rent ....................................           --              --              --              --             1,500
    Contributed rent (Note B) ...............            300             300             900             900           2,100
    Contributed services (Note B) ...........         40,000           1,200         100,000          44,025         145,225
    Sales and marketing .....................           --              --             1,100           1,555          10,300
    Travel and entertainment ................           --              --              --              --             1,818
    Depreciation ............................           --               268            --               804           1,421
    Loss on disposal of asset ...............           --              --              --              --             1,800
    Interest expense ........................         60,339            --           120,297            --           120,297
    Interest income .........................        (10,195)           --           (26,500)           --           (26,500)
    Other general and administrative expenses            184             173           5,009           1,339          12,195
                                                ------------    ------------    ------------    ------------    ------------
          Total costs and expenses ..........        106,929           2,130         250,365          60,807         491,061
                                                ------------    ------------    ------------    ------------    ------------
         Loss before income taxes ...........       (106,929)         (2,130)       (250,365)        (60,807)       (486,061)
Income tax provision (Note E) ...............           --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
             Net loss .......................   $   (106,929)   $     (2,130)   $   (250,365)        (60,807)   $   (486,061)
                                                ============    ============    ============    ============    ============
Basic and diluted loss per share ............   $      (0.01)   $      (0.00)   $      (0.01)          (0.00)
                                                ============    ============    ============    ============

Basic and diluted weighted average
         common shares outstanding ..........     19,350,000      24,750,000      19,350,000      24,750,000
                                                ============    ============    ============    ============


           See accompanying notes to condensed financial statements.

                         INTERNATIONAL TRAVEL CD'S INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                                                   JULY 20, 2000
                                                                                                                    (INCEPTION)
                                                                             NINE MONTHS ENDED                        THROUGH
                                                                                 MARCH 31,                            MARCH 31,
                                                                           2003               2002                     2003
                                                                      ------------           -----------            -----------
                       Net cash used in
                          operating activities ................       $  (181,482)           $    (2,202)           $  (209,222)
                                                                      -----------            -----------            -----------
Cash flows from investing activities:
     Purchases of equipment ...................................              --                     --                   (3,221)
     Increase in notes receivable .............................        (1,077,300)                  --               (1,077,300)
     Proceeds from repayments of notes receivable .............           234,500                   --                  234,500
     Payment for investment in limited partnership ............          (350,000)                  --                 (350,000)
                                                                      -----------            -----------            -----------
                       Net cash used in
                          investing activities ................        (1,192,800)                  --               (1,196,021)
                                                                      -----------            -----------            -----------
Cash flows from financing activities:
     Proceeds from the sale of common stock, net
          of offering costs ...................................              --                     --                   24,096
     Proceeds from the issuance of notes payable ..............         1,797,500                   --                1,819,500
     Repayment of notes payable ...............................          (423,200)                  --                 (442,500)
       Working capital contributed by officers ................              --                    1,045                  5,126
                                                                      -----------            -----------            -----------
                       Net cash provided by
                          financing activities ................         1,374,300                  1,045              1,406,222
                                                                      -----------            -----------            -----------
                          Net change in cash ..................                18                 (1,157)                   979
Cash, beginning of period .....................................               961                  1,157                   --
                                                                      -----------            -----------            -----------
Cash, end of period ...........................................       $       979            $      --              $       979
                                                                      ===========            ===========            ===========
Supplemental disclosure of cash flow information:
     Income taxes .............................................       $      --              $      --              $      --
                                                                      ===========            ===========            ===========
     Interest .................................................       $   120,297            $      --              $   120,297
                                                                      ===========            ===========            ===========
Non-cash financing activities:
     Redemption of common stock from an officer
     Reduction of notes receivable through Assignment .........       $      --              $      --              $    (1,200)
                                                                      ===========            ===========            ===========

           See accompanying notes to condensed financial statements.

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2003, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Officers contributed office space to the Company for the three and nine months ended March 31, 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Officers contributed time and effort to the Company valued at $20,000 and $100,000, respectively, for the three and nine months ended March 31, 2003. The time and effort was valued by the officers at $500 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

NOTE C:  NOTES RECEIVABLE

During the nine months ended March 31, 2003, the Company issued promissory notes receivable totaling $1,077,300 of which $234,500 was repaid prior to March 31, 2003. An additional $435,000 of promissory notes was satisfied through an Assignment and Release Agreement. The remaining $407,800 was outstanding at March 31, 2003. The notes mature in June 2003. The notes carry an interest rate of 10 percent. Accrued interest on the notes totaled $26,500 at March 31, 2003.

NOTE D:  NOTES PAYABLE

During the three months ended September 30, 2002, the Company issued promissory notes payable totaling $1,397,500 and repaid a total of $423,200 (including the $2,700 balance outstanding at June 30, 2002). An additional $435,000 of promissory notes was satisfied through an Assignment and Release Agreement.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$535,000 of the notes payable was issued to related parties, all of which was repaid prior to December 31, 2002.

At March 31, 2003, the Company's notes payable consisted of two convertible promissory notes payable in the amounts of $542,000 and $400,000, both held by Trident Growth Fund, L.P. ("Trident").

TRIDENT NOTE #1

During September 2002, the Company issued a $550,000 convertible promissory note to Trident. The Company repaid $8,000 in January 2003.

This note carries an interest rate of 14 percent and is convertible into the Company's common stock at the rate of $1.50 per share at the option of the lender. The note is secured by 300,000 shares of common stock in an affiliated corporation, Continental Southern Resources, Inc, and a guaranty by 1025 Investments, Inc., a shareholder of the Company. $37,500 of the note's initial proceeds was repaid to Trident as a loan fee, and is included in the accompanying condensed financial statements as interest expense. The note matures on September 30, 2003. The note also carries the following financial covenants:

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

TRIDENT NOTE #2

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

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE E:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and nine months ended March 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE F:  INVESTMENT

Effective December 30, 2002, the Company acquired a three percent interest in Louisiana Shelf Partners, L.P. ("LSP") in exchange for the issuance of 766,667 shares of the Company's Series A convertible preferred stock and $350,000. The Company's Series A convertible preferred stock is convertible into the Company's common stock at a price of $1.50 per share. LSP is engaged in the oil, gas and minerals industry. On December 16, 2002, LSP acquired all rights, title and interest in an oil, gas and mineral lease designated as State Lease 17666 from the State of Louisiana.

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

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement.

ITEM 2.  PLAN OF OPERATION

         Unless the context otherwise requires, references to the "Company" "we'", "us" or "our" means International Travel CD's, Inc. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this Report.

         We are a Colorado corporation that was formed on July 20, 2000. We are a development stage company. From the date of our formation through April 2002 we were engaged in the business of providing photography and digital services to organizations in the travel industry. On April 26, 2002, we entered into a Share Exchange Agreement pursuant to which we were to acquire all of the capital stock of Metropolitan Recording, Inc., a Pennsylvania corporation involved in the recording and film production industries, which we did not complete. In December 2001, we experienced a change in management as all of our officers and directors resigned and were replaced by a new management team. In September 2002, management again changed as did our Board of Directors.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. In that regard, on December 30, 2002, we purchased an aggregate of three (3%) percent of limited partnership interests in Louisiana Shelf Partners, L.P., a Delaware Limited partnership ("LSP"). LSP is engaged in the oil and gas industry and currently owns leasehold interests from the State of Louisiana designated as State Lease 17666 consisting of 1,130.02 acres in East Cameron Block 4, along with certain seismic data. The leasehold is considered to contain multiple targets in the form of primary shallow and secondary deep reserves located in offshore fields. The first well for West Cameron Block 17 has been permitted. The well is expected to reach total depth and test in May 2003. LSP intends to acquire additional leasehold interests. Under the terms of the purchase agreements for our limited partnership interests in LSP, we are not required to make any additional capital contributions until the completion of the first well. Thereafter, under the terms of the Partnership Agreement of LSP, we will be required to make additional capital contributions as drilling operations continue.

         We intend to acquire additional ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, including Touchstone Resources, Ltd., we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. Mark Bush, our sole officer and director, serves as the Chief Executive Officer of Touchstone Resources, Ltd. We will rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves that are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We intend to play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons that we employ. We are not currently and do not anticipate engaging in any product research or development.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, our primary sources of financing consisted of a $550,000 principal amount 14% Secured Convertible Note dated September 17, 2002 (the "September Note") issued to Trident Growth Fund, L.P., f/k/a Gemini Growth Fund, L.P. ("Trident"), and a $400,000 9% Secured Convertible Note dated January 16, 2003 issued to Trident (the "January Note" and together with the September Note, the "Trident Notes").

         The September Note accrues interest at the rate of 14 percent per annum payable monthly in arrears, is secured by substantially all of our assets, matures on September 30, 2003 and may be prepaid in whole on any interest payment date. The September Note is convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.50 per share, subject to downward adjustment in the event that we issue shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance. The September Note is guaranteed by 1025 Investments, Inc., a stockholder of the Company, and its pledge of 300,000 shares of common stock of Continental Southern Resources, Inc.

         The January Note accrues interest at the rate of 9 percent per annum payable monthly in arrears, is secured by substantially all of our assets, matures on January 31, 2004 and may be prepaid in whole at our option on any interest payment date. The January Note is convertible at the option of the holder into shares of our common stock at a conversion price of $1.50 per share. In connection with the issuance of the January Note, we issued warrants to Trident to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The warrant is exercisable in full and terminates on January 16, 2008. The conversion price applicable to the January Note and exercise price applicable to the warrant are subject to downward adjustment in the event that we issue shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion or exercise price in effect at the time of such issuance. The January Note is guaranteed by 1025 Investments, Inc., a stockholder of the Company.

         The Trident Notes contain the following financial covenants:

         o CASH INTEREST COVERAGE - Until the maturity date, we are required to maintain a consolidated EBITDA ratio (EBITDA divided by interest expense accrued or paid during any quarterly period), based on our quarterly financial statements, of 2.0 or greater.

         o  CASH FLOW COVERAGE RATIO - The ratio of our cash flow to the sum of
            (a) interest expense and (b) scheduled principal payments to be paid over the 12 months following the determination date, shall at all times exceed the ratio of 1.5 to 1.0.

         o CURRENT RATIO - We are required to maintain a current ratio of not less than 1.5 to 1.0.

         o ACTUAL VS. BUDGET - We are required to achieve on a quarterly basis 75% of our budgeted revenue and income.

Failure to satisfy any of these covenants is an event of default under the Trident Notes. Upon the occurrence of an event of default, the Trident Notes are subject to a default interest rate of 18% per annum and Trident has the option to declare the entire principal amount immediately due and payable. In January 2003, we received a waiver from Trident with respect to compliance with the above financial covenants for a period of six months. As consideration for the waiver, we issued Trident a warrant to purchase an additional 25,000 shares of common stock at an exercise price of $1.50. The warrant is exercisable in full and expires in January 2008.

         The Trident Notes require that we obtain the consent of Trident prior to engaging in any of the following transactions:

         o MORTGAGES, LIENS - incur, create, assume or permit any mortgage, pledge security interest, encumbrance, lien or charge of any kind upon any of our assets other than in the ordinary course of business.

         o CAPITAL EXPENDITURES, ACQUISITION OF ASSETS - make or become committed to make any capital expenditure in excess of $50,000 or purchase, acquire or lease any assets of any person other than in the ordinary course of business.

         o LOANS, INVESTMENTS OR GUARANTEES -make any loan to, investment in, or guarantee any obligation of any person.

         o SALE OF ASSETS - transfer, sell, assign, lease or otherwise dispose of any assets, the Trident Notes or any contract rights, or change the nature of our business, wind-up, dissolve or liquidate other than in the ordinary course of business.

         o INDEBTEDNESS - incur, create, assume or permit to exist any indebtedness or obligation in excess of $100,000.

         o COMPENSATION - increase the compensation of any of our officers or consultants making more than $100,000 per year, pay any bonus to any such person or hire any relative of any officer, director or shareholder.

         We agreed to file a registration statement covering the public resale of the shares of common stock issued upon conversion or exercise, as applicable, of the Trident Notes and warrant and to have such registration statement declared effective within 180 days after funding. We have failed to satisfy this obligation. At Trident's option, we are subject to a penalty for each full month that the registration statement is not declared effective which requires us to issue shares of common stock equal to .1% of our outstanding shares per day. As of the date of this Report, we have not received notice from Trident of its intent to enforce such remedy.

         The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

         As of the date of this Report, we have minimal cash resources. We need to obtain additional cash resources to continue operations beyond the short term. After the completion of the first well, we will have funding commitments to LSP. As of the date of this Report, we do not have a source of capital to satisfy any such funding commitment or other contingencies. Accordingly, in the event that such a capital call is made we will have to raise additional funds. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to relinquish our interest in LSP.

ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Treasurer has concluded that our disclosure controls and procedures are effective to ensure that information, which we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Series A Convertible Preferred Stock

         On or about March 21, 2003, our Board of Directors authorized the designation of 766,667 shares of preferred stock as "Series A Convertible Preferred Stock" all of which are outstanding. The following describes the material provisions of the Series A Convertible Preferred Stock (the "Series A Shares") which are more fully set forth in the Certificate of Designation on file with the Colorado Secretary of State.

         The Series A Shares have a stated value of $1.50 per share and share pari-passu with all dividends on shares of our common stock. Except as otherwise required by applicable Colorado law, holders of Series A Shares vote together with holders of our common stock as a single class on all matters submitted to our stockholders and are entitled to that number of votes equal to the largest number of whole shares of common stock into which such holder's Series A Shares could be converted at the record date for the determination of stockholders entitled to vote on such matter.

         In the event of the liquidation, dissolution, or winding up of the Company, the holders of the Series A Shares are entitled to receive a liquidation preference equal to $1.50 per share prior to any distribution to the holders of our common stock.

         Each Series A Share is immediately convertible, at the option of the holder, into one share of common stock, subject to adjustment for stock splits, stock dividends, capital reorganization or reclassification of our stock. In the event of a consolidation, merger or other business combination of the Company with or into any other person or persons in which we are not the surviving corporation, all Series A Shares automatically convert into shares of common stock. Commencing March 21, 2008, we have the option to redeem all Series A Shares at any time by payment of $1.50 per share.

Recent Sales of Unregistered Securities

1. On or about September 17, 2002, we issued a $550,000 principal amount 14% Secured Convertible Note (the "Note") to Trident Growth Fund, L.P. f/k/a Gemini Growth Fund, L.P., in consideration of gross cash proceeds of $550,000. The Note is due and payable September 30, 2003 and is convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $2.50 per share. The conversion price is subject to downward adjustment in the event that we issue shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance. As a result of this provision, the conversion price is currently $1.50 per share. The Note was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

2. On or about January 16, 2003, we issued a $400,000 principal amount 9% Secured Convertible Note (the "Note") together with a warrant to purchase 100,000 shares of common stock at an exercise price of $1.50 per share of to Trident Growth Fund, L.P. f/k/a Gemini Growth Fund, L.P., in consideration of gross cash proceeds of $400,000. The Note is due and payable January 31, 2004 and is convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $1.50 per share. The warrant is exercisable in full and terminates on January 16, 2008. The conversion price of the Note and exercise price of the warrant are subject to downward adjustment in the event that we issue shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance. The Note and warrant were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person

3. On or about January 16, 2003, we issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.50 per share to Trident Growth Fund, L.P. The warrants were issued in consideration of Trident's waiving compliance with certain covenants set forth in the Company's outstanding $550,000 principal amount and $400,000 principal amount secured convertible promissory notes for a six month period. The warrants are immediately exercisable and terminate
January 16, 2008. The warrants were issued in a private placement transaction Exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person

4. On or about March 21, 2003, we issued 666,667 shares of Series A Convertible Preferred Stock to Trident Growth Fund, L.P., in consideration of the purchase of a 2% limited partnership interest in Louisiana Shelf Partners, L.P. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock on the terms described above in the first section of this Item 2. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

5. On or about March 21, 2003, we issued 100,000 shares of Series A Convertible Preferred Stock to Louisiana X Investors, LLC, in partial consideration of the purchase of a 1% limited partnership interest in Louisiana Shelf Partners, L.P. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock on the terms described above in the first section of this Item
2. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

ITEM 5.  OTHER EVENTS

         Mark A. Bush became a member of our Board of Directors on March 26, 2003 to fill the vacancy caused by increase in the size of our Board from one to two members. Effective March 26, 2003, Gerald T. Harrington resigned as our President, Treasurer and Secretary. Effective March 26, 2003, Mark A. Bush was appointed to serve as our President, Treasurer and Secretary. Effective March 27, 2003, Mr. Harrington resigned form the Board and the size of our Board of Directors was reduced from two to one. Below is a brief description of the business experience of Mr. Bush.

         Mark A. Bush has been involved in the oil and gas industry since 1980 and has extensive experience in project acquisitions, contract negotiation and evaluating and reviewing oil and gas projects. Since September 1990, Mr. Bush has served as the President and Chief Executive Officer of Touchstone Resources, Ltd., a Houston, Texas based oil and gas exploration and development company whose shares are traded on the TSX Venture Exchange. Since 1996, Mr. Bush has served as the President of Fortis Energy, Inc., and since 1991 he has served as Vice President of Mescalero Energy, Inc. Prior to 1991, Mr. Bush was an independent operator from Midland, Texas.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                                  the Registrant's Registration Statement on
                                                                  Form SB-2 dated December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registrant's Registration Statement on
                                                                  Form SB-2 dated December 15, 2001
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Amendment to Articles of      Incorporated by reference to Exhibit 3.3 to
                     Incorporation filed March 21, 2003           the Registrant's Quarterly Report on Form
                                                                  10-QSB for the Quarter Ended September 30,
                                                                  2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          Specimen Stock Certificate                   Incorporated by reference to Exhibit 4.1 to
                                                                  the Registrant's Registration Statement on
                                                                  Form SB-2 dated December 15, 2001
-------------------- -------------------------------------------- -----------------------------------------------
        4.2          14% Secured Convertible Note in the          Incorporated by reference to Exhibit 4.1 to
                     principal amount of $550,000 dated           the Registrant's Annual Report on Form 10-KSB
                     September 17, 2002 issued to Gemini Growth   for the Year Ended June 30, 2002
                     Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
        4.3          9% Secured Convertible Note in the           Filed herewith
                     principal amount of $400,000 dated
                     January 16, 2003 issued to Trident
                     Growth Fund, L.P. f/k/a Gemini Growth
                     Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Loan Agreement by and between the            Filed herewith
                     Registrant and Gemini Growth Fund, L.P.
                     dated September 18, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Security Agreement by and between the        Filed herewith
                     Registrant and Gemini

-------------------- -------------------------------------------- -----------------------------------------------
                     Growth Fund, L.P. dated October 29, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Loan Agreement by and between the            Filed herewith
                     Registrant and Trident Growth Fund, L.P.
                     Dated January 16, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          Amended Security Agreement by and between    Filed herewith
                     the Registrant and Trident Growth Fund,
                     L.P. dated January 16, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Warrants to purchase 100,000 shares of       Filed herewith
                     common stock dated January 16, 2003 issued
                     to Trident Growth Fund, L.P. f/k/a Gemini
                     Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Limited Partnership Agreement of Louisiana   Filed herewith
                     Shelf Partners, LP dated December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       99.1          Certificate of President and Treasurer of    Filed herewith
                     Registrant Pursuant to 18 USC Section
                     1350, as Adopted Pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------

(b) Current Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INTERNATIONAL TRAVEL CD'S, INC.

Date: May 20, 2003
                                          /s/ Mark A. Bush
                                          ------------------------------------
                                          Mark A. Bush
                                          President and Treasurer

                                  CERTIFICATION

I, Mark A. Bush, certify that:

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

Date: May 20, 2003
                                          /s/ Mark A. Bush
                                        -------------------------
                                        Mark A.  Bush
                                        President (Principal Executive Officer)

                                  CERTIFICATION

I, Mark A. Bush, certify that:

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


Date: May 20, 2003
                                          /s/ Mark A. Bush
                                         ----------------------------
                                         Mark A. Bush
                                         Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX

         EXHIBIT                                     DESCRIPTION
---------------------------------- --------------------------------------------------------------------------------
               4.3                 9% Secured Convertible Note in the principal amount of $400,000 dated
                                   January 16, 2003 issued to Trident Growth Fund, L.P. f/k/a Gemini Growth
                                   Fund, L.P.
---------------------------------- --------------------------------------------------------------------------------
              10.1                 Loan Agreement by and between the Registrant and Gemini Growth Fund, L.P.
                                   dated September 18, 2002
---------------------------------- --------------------------------------------------------------------------------
              10.2                 Security Agreement by and between the Registrant and Gemini Growth Fund, L.P.
                                   dated October 29, 2002
---------------------------------- --------------------------------------------------------------------------------
              10.3                 Loan Agreement by and between the Registrant and Trident Growth Fund, L.P.
                                   dated January 16, 2003
---------------------------------- --------------------------------------------------------------------------------
              10.4                 First Amended Security Agreement by and between the Registrant and Trident
                                   Growth Fund, L.P. dated January 16, 2003
---------------------------------- --------------------------------------------------------------------------------
              10.5                 Warrants to purchase 100,000 shares of common stock dated January 16, 2003 issued to Trident Growth Fund, L.P.
---------------------------------- --------------------------------------------------------------------------------
              10.6                 Limited Partnership Agreement of Louisiana Shelf Partners, LP dated December
                                   31, 2002

---------------------------------- --------------------------------------------------------------------------------
              99.1                 Certificate of President and Treasurer of Registrant Pursuant to 18 USC
                                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                   2002
---------------------------------- --------------------------------------------------------------------------------