Form 10KSB
period 2003-06-30
INTERNATIONAL TRAVEL CD S INC
filed 2003-09-29
CIK 1132590

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                    000-33099
                 -----------------------------------------------
                            (Commission File Number)

                         INTERNATIONAL TRAVEL CD'S, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              COLORADO                                  84-1553046
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   Incorporation of organization)

 111 PRESIDENTIAL BOULEVARD, SUITE 158A
       BALA CYNWYD, PENNSYLVANIA                      19004
-----------------------------------------      -------------------
(Address of Principal Executive Offices)            (Zip Code)

                                 (610) 771-0234
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of Each Class                Name of Exchange on which Registered
         -------------------                ------------------------------------
Common Stock, no par value per share                        None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---    ---
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ____

         State issuer's  revenues for the fiscal year ended June 30, 2003:  None

         The aggregate market value of the voting common equity held by non-affiliates of the issuer based on the closing sale price of the issuer's common stock as reported on the OTC Bulletin Board on September 23, 2003 was $2,542,000. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

         As of September 23, 2003, 23,350,000 shares of the issuer's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes       No  X
             ---      ---


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item I of this Report. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         We are a development stage company formed on July 20, 2000 as a Colorado corporation.

         We were initially engaged in the business of providing photography and digital services to organizations in the travel industry. We exited the travel industry in April 2002.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. Our plan was to acquire ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. In furtherance of this plan, on December 30, 2002, we purchased an aggregate three (3%) percent limited partnership interest in Louisiana Shelf Partners, L.P. ("Louisiana Shelf"), a Delaware limited partnership that owns oil and gas leasehold interests in Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. In September 2003, we disposed of all of our oil and gas interests, selling (i) two units of limited partnership interests in Louisiana Shelf to Trident Growth Fund, L.P., a principal shareholder of the Company, in exchange for 666,667 shares of our Series A Preferred Stock, (ii) .3 units of limited partnership interests in Louisiana Shelf to Louisiana X Investors, LLC in exchange for 100,000 shares of our Series A Preferred Stock, and (iii) .7 units of limited partnership interests in Louisiana Shelf to LSP Exploration, LLC in consideration for a $350,000 promissory note. The note is due September 25, 2004 and accrues interest at the rate of 3% per annum payable on maturity.

OUR PROPOSED ACQUISITION OF MAILKEY SECURE SYSTEMS, LTD.

         In September, 2003, we executed a non binding letter of intent to acquire MailKey Secure Solutions, Ltd., a BVI company ("MailKey"). MailKey is a messaging security services company with offices in New York, London, Singapore and Bangkok. Based on our initial due diligence review of MailKey, we understand the following about Mailkey's business. MailKey assists internet service providers, corporations and individuals in eliminating spam (junk mail) in e-mails they receive. MailKey's solution is designed to stop spam before it is downloaded to a user's computer, thereby saving time and bandwidth and reducing the risk of receiving spam-borne viruses by providing virus protection to customers' computers. The MailKey system is designed to block 100% of automated junk mail while allowing all of the user's real mail to be delivered successfully and enable users to control the level of blocking and filtering of spam in their e-mails users.

         Completion of the acquisition of MailKey is conditioned upon, among other things, the negotiation, preparation and execution of a mutually acceptable definitive merger agreement, our acquisition of $250,000 in financing, receipt by the parties of all necessary board and shareholder approvals and third party consents, and the completion of due diligence investigations by MailKey and us of each other's business, operations, financial condition and prospects to the sole satisfaction of the party conducting the investigation. Subject to the foregoing, we currently expect to complete the acquisition of MailKey during October, 2003.

GOVERNMENT REGULATION

         We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. However, in the event we complete the acquisition of MailKey and engage in international sales or overseas manufacturing, we would likely be subject to various domestic and foreign laws regulating exports and export activities.

ENVIRONMENTAL REGULATION

         We do not expect to incur any material expenses relating to compliance with federal, state or local environmental laws in the foreseeable future.

EMPLOYEES

         We currently have one non salaried employee who serves as our President, Treasurer and Secretary. We utilize the services of approximately three consultants who provide, among other services, technical support and accounting services to the Company. We anticipate retaining additional personnel during the next twelve months in connection with our planned acquisition of MailKey.

                                  RISK FACTORS

         The following material risk factors, among others, may affect our financial condition and results of operations.

         WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE, WE DO NOT EXPECT TO BE PROFITABLE IN THE FORESEEABLE FUTURE AND OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for at least the foreseeable future. Net loss applicable to common stockholders for the fiscal years ended June 30, 2002 and 2003 was $126,011 and $ $320,527, respectively. In addition, we did not generate any revenues for the fiscal years ended June 30, 2002 and 2003. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our current plan of operation to identify a suitable operating company with which to merge. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or if, we will ever become profitable. For these and other reasons, including our under-capitalization and limited operating history, our auditors have raised substantial doubt about our ability to continue as a going concern.

         WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF AN INVESTMENT IN OUR COMMON STOCK.

         We have not engaged in any material business operations during our prior two fiscal years. We were most recently engaged in the business of acquiring, exploring and developing natural gas and oil properties, and in that regard, acquired interests in certain oil and gas exploration entities. In September 2003, we disposed of these interests and executed a non-binding letter of intent to acquire MailKey Secure Solutions, Ltd. We have had a limited operating history, and no operating history in the anti-spam industry upon which you may base an evaluation of an investment in our common stock. We cannot provide any assurance that our acquisition of MailKey Secure Solutions, Ltd. will be consummated or whether we will ever become profitable.

         WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN ORDER TO CONTINUE OUR OPERATIONS.

         Our ability to continue to operate our business is dependent upon our ability to raise additional capital. We will need to obtain additional capital within the next twelve (12) months to continue to operate. We currently have no existing arrangements in place for additional financing, and additional financing may not be available to us on acceptable terms in the future. If we are unable to obtain additional capital on acceptable terms, we may not be able to operate, and may need to delay, reduce or eliminate any plans we may in the future wish to engage in.

         OUR EXISTING STOCKHOLDERS MAY EXPERIENCE DILUTION OF THEIR OWNERSHIP INTERESTS IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK.

         We may in the future issue previously authorized and unissued securities which may result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of the date of this Report, we have issued 23,350,000 shares of common stock. In addition, there are outstanding warrants exercisable into approximately 325,000 additional shares of our common stock. Some of these warrants contain anti-dilution provisions that may result in the issuance of additional shares of common stock in the event we sell shares of our common stock at a price less than the applicable exercise price of the warrants.

         We are currently proposing to acquire MailKey Secure Systems, Ltd. In connection with this acquisition, we expect to issue approximately 75,000,000 shares of our common stock and shares of our Series B Convertible Preferred Stock convertible into approximately 50,000,000 additional shares of our common stock after we either amend our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue or effect a reverse stock split. In addition, we expect to engage in a private placement of our securities after the consummation of the acquisition to raise additional capital. We may also issue additional shares of our stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes.

         Issuance of the shares described above may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares may create downward pressure on the trading price of our common stock, which in turn may require us to issue additional shares to raise funds through sales of our securities. This may further dilute the interests of our existing holders.

         THERE IS NO SIGNIFICANT TRADING MARKET FOR OUR COMMON STOCK.

         There is no active trading market for our common stock. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock currently trades on the OTC Bulletin Board. This market tends to be substantially more illiquid than national securities exchanges or the Nasdaq Stock Market. We cannot be certain that an active trading market will develop for our common stock, or, if such a market develops, that it will be sustained.

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including the risk factors set forth in this Report, our operating results, financial condition, public announcements and general conditions in the industries in which we operate, and other events or factors. In addition, we have agreed to file a registration statement with the Securities Exchange Commission to permit the public resale of shares of common stock that we recently issued to Trident Growth Fund, L.P. ("Trident") upon its conversion of convertible notes and shares of common stock issuable to Trident upon conversion of warrants. The influx of such a substantial number of shares into the public market could have a significant negative effect on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

         Our executive, administrative and operational offices are located at 111 Presidential Boulevard, Suite 158A, Bala Cynwyd, PA 19004. We do not own or lease any real property. Our office space is provided to us at no cost by a consultant to the Company.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority to which we may be a party in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the OTC Bulletin Board under the symbol "ILCD". Our common stock became eligible for quotation on the OTC Bulletin Board on September 19, 2001, and first started trading on the OTC Bulletin Board on May 2, 2002. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 2003:                                         HIGH              LOW
-----------                                          ----              ---

Quarter ended June 30, 2003                          $1.75             $1.20
Quarter ended March 31, 2003                          3.00              1.50
Quarter ended December 31, 2002                       3.30              1.21
Quarter ended September 30, 2002                      4.10              1.30

FISCAL 2002:                                         HIGH              LOW
-----------                                          ----              ---

Quarter ended June 30, 2002                          $4.50             $2.90
Quarter ended March 31, 2002                         None              None
Quarter ended December 31, 2001                      None              None
Quarter ended September 30, 2001                     None              None

         The last price of our common stock as reported on the OTC Bulletin Board on September 23, 2003 was $.31 per share.

HOLDERS

         As of September 23, 2003 the number of stockholders of record of our common stock was 21. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.

DIVIDENDS

         We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Colorado corporation law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

1. On September 2, 2003, we issued 4,000,000 shares of common stock to Trident Growth Fund, L.P. ("Trident"), an accredited investor and one of our principal stockholders, upon conversion of $942,000 principal amount due under two Secured Convertible Promissory Notes (the "Secured Convertible Promissory Notes") issued to Trident on September 17, 2002 and January 16, 2003, respectively, at a conversion  price of $.235  per  share.  The  shares  were  issued  in a private
placement   transaction  exempt  from  the  registration   requirements  of  the
Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

2. On September 2, 2003, we issued a warrant to Trident to purchase 200,000 shares of common stock at an exercise price of $.25 per share as an inducement for Trident to convert the Secured Convertible Promissory Notes. The warrant is fully vested and terminates five (5) years from the date of grant. The warrant was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 6.  PLAN OF OPERATION

         This Plan of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "RISK FACTORS" in
Item 1 and elsewhere in this Report. The following discussion should be read in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Report. Unless the context otherwise requires, references to the "Company" "we'", "us" or "our" means International Travel CD's, Inc.

OVERVIEW

         We are a Colorado corporation that was formed on July 20, 2000, and are currently a development stage company.

         From the date of our formation through April 2002, we were engaged in the business of providing photography and digital services to organizations in the travel industry.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. In that regard, on December 30, 2002, we purchased an aggregate three (3%) percent limited partnership interest in Louisiana Shelf. In September 2003, we disposed of all of our oil and gas interests.

OUR PROPOSED ACQUISITION OF MAILKEY SECURE SYSTEMS, LTD.

         On September 3, 2003, we executed a non binding letter of intent to acquire MailKey. We plan to effectuate the acquisition of MailKey by forming a wholly-owned corporation into which MailKey will merge. We expect the acquisition of MailKey to be completed during October, 2003.

         We are currently proposing to issue approximately 75,000,000 shares of our common stock to acquire MailKey on the date of the acquisition and shares of our Series B Convertible Preferred Stock convertible into approximately 50,000,000 additional shares of our common stock after the acquisition is consummated. Upon the completion of our proposed acquisition of MailKey and assuming the conversion of the aforementioned shares of our Series B Convertible Preferred Stock, we expect the number of shares of common stock held by our current stockholders to represent between 15% and 20% of our then issued and outstanding shares of common stock.

         Our agreement to merge with MailKey is contingent upon several factors, including but not limited to:

     o the negotiation, preparation and execution of a definitive merger agreement;

     o    our receipt of $250,000 in financing;

     o the receipt by the parties to the merger agreement of all necessary board and shareholder approvals and third party consents; and

     o the completion of due diligence investigations by MailKey and us of each other's business, operations, financial condition and prospects to the sole satisfaction of the party conducting the investigation.

         Upon the consummation of our proposed acquisition of MailKey, we intend to effectuate a reverse stock split of our shares of common stock and/or increase the number of shares of common stock we are authorized to issue.

         In the event we are unable to complete the acquisition of MailKey, we plan to identify one or more other suitable operating companies with which to merge.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, our primary sources of financing consisted of a $550,000 principal amount 14% Secured Convertible Note (the "September Note") dated September 17, 2002 issued to Trident Growth Fund, L.P., f/k/a Gemini Growth Fund, L.P. ("Trident") and a $400,000 principal amount 9% Secured Convertible Note (the "January Note"; and together with the September Note, the "Trident Notes") dated January 16, 2003 issued to Trident.

         The September Note accrued interest at a rate of 14 percent per annum payable monthly in arrears, was secured by substantially all of our assets, had a maturity date of September 30, 2003 and could be prepaid in whole at our option on any interest payment date. The September Note was convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.50 per share, subject to downward adjustment in the event that we issued shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance.

         The January Note accrued interest at the rate of 9 percent per annum payable monthly in arrears, was secured by substantially all of our assets, had a maturity date of January 31, 2004 and could be prepaid in whole at our option on any interest payment date. The January Note was convertible at the option of the holder into shares of our common stock at a conversion price of $1.50 per share, subject to downward adjustment in the event that we issued shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance.

         In connection with the issuance of the January Note, we issued a warrant to Trident to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The warrant is exercisable in full and terminates on January 16, 2008. The exercise price applicable to the warrant is subject to downward adjustment in the event that we issue shares of common stock or securities convertible into common stock at a purchase price or conversion price, as applicable, less than the exercise price in effect at the time of such issuance.

         The Trident Notes required compliance with several financial covenants, the failure to satisfy any of which would constitute an event of default thereunder. Upon the occurrence of an event of default, the Trident Notes were subject to a default interest rate of 18% per annum and Trident had the option to declare the entire principal amount immediately due and payable. In January 2003, we received a waiver from Trident from compliance with certain of these financial covenants for a period of six months. As consideration for the waiver, we issued to Trident a warrant to purchase an additional 25,000 shares of common stock at an exercise price of $1.50 per share. The warrant is fully vested and terminates five (5) years from the date of grant.

         On September 2, 2003, we issued 4,000,000 shares of common stock to Trident in connection with its conversion of the $942,000 principal amount due under the Trident Notes. In order to induce Trident to convert the Trident Notes, we reduced the conversion price of the Trident Notes to $.235 per share, reduced the exercise price applicable to the outstanding warrants held by Trident to $.25 per share, and issued a warrant to Trident to purchase 200,000 shares of common stock at an exercise price of $.25 per share. The warrant is fully vested and terminates five (5) years from the date of grant.

         We agreed to file a registration statement covering the public resale of the shares of common stock issued upon conversion or exercise, as applicable, of the Trident Notes and warrant, and to have such registration statement declared effective by the Securities Exchange Commission within 180 days of the original issuance dates of the Trident Notes. We failed to satisfy this obligation. As a result, for each full month during which such a registration statement is not in effect, Trident has the right to require us to issue additional shares of common stock to Trident equal in number to 0.1% of our shares outstanding on each day that no such registration statement is in effect. As of the date of this Report, we have not received notification from Trident that it intends to enforce its right to receive these additional shares.

         The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

         We believe that our cash resources are currently insufficient to sustain our operations and that we will need to obtain additional cash resources within the next twelve (12) months through sales of our debt or equity securities in order to execute our business plan.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

ITEM 8A.       CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President ("President") and Treasurer ("Treasurer"). Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth certain information about our director and executive officer.

NAME                   AGE                     POSITIONS HELD
----                   ---                     --------------

Mark A. Bush            44         President, Treasurer, Secretary and Director


         The following is a brief summary of the business experience of the above-named individual:

         MARK A. BUSH has served as our President, Treasurer, Secretary and director since January 23, 2003. Since September 1990, Mr. Bush has served as the President and a director of Touchstone Resources, Ltd., a Houston, Texas based oil and gas exploration and development company whose shares are traded on the TSX Venture Exchange. Since 1996, Mr. Bush has served as the President of Fortis Energy, Inc. Mr. Bush has been involved in the oil and gas industry since 1980 and has extensive experience in project acquisitions, contract negotiation and evaluating and reviewing oil and gas projects.

BOARD OF DIRECTORS

         Directors are elected at the annual meeting of stockholders or by unanimous written consent of the stockholders, and each director holds office until his successor is appointed or he resigns, unless sooner removed. Mark A. Bush was appointed on January 23, 2003 to serve as the sole director of the Company to fill the vacancy caused by the resignation of our sole director. Officers are elected and serve at the discretion of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own greater than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in beneficial ownership of the Company's common stock. Such officers, directors and greater than ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent (10%) stockholders were satisfied in a timely fashion, except that Mark A. Bush did not file a Form 3 upon his appointment as our President, Treasurer and director, and did not file a Form 4 upon his acquisition of 350,000 shares of common stock.

ITEM 10. EXECUTIVE COMPENSATION

         Since our formation on July 20, 2000, none of our officers or directors has been paid any compensation, and we do not intend to pay our officers or directors any compensation in the immediate future. The determination of whether to pay compensation to our officers and directors is made from time to time by our Board of Directors. Our officers and directors are reimbursed for any out-of-pocket expenses incurred on our behalf.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 23, 2003, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission and the Company's stock transfer records, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.

                                                                        AMOUNT AND NATURE
                                                                          OF BENEFICIAL             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                      OWNERSHIP (1)            OF CLASS (1)
------------------------------------                                      -------------            ------------
Mark A. Bush
5858 Westheimer Street                                                      350,000                    1.5%
Suite 708
Houston, TX 77057

Gerald T. Harrington
209 Blackberry Hill Drive                                                  9,450,000                   40.5%
Wakefield, RI 02979

Trident Growth Fund, L.P.
700 Gemini Road                                                          4,325,000 (2)                 18.5%
Suite 104
Houston, TX 77058

All directors and executive officers as a group
(1 person)                                                                  350,000                    1.5%

---------------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the
regulations   promulgated  under  the  Securities  Exchange  Act  of  1934  and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 23,350,000 shares of common stock outstanding as of September 23, 2003.

(2) Includes 325,000 shares issuable upon exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS FROM CONTINENTAL SOUTHERN RESOURCES, INC.

         In August and September, 2002, we borrowed a total of $475,000 from Continental Southern Resources, Inc. ("Continental Southern Resources"), a company whose shares are traded on the OTC Bulletin Board, pursuant to unsecured 10% promissory notes. $352,500 principal amount of the notes were repaid. On October 5, 2002, in full satisfaction of the $122,500 balance due under the notes, we entered into an assignment and release agreement with Continental Southern Resources pursuant to which we assigned our rights under a secured note issued by an unrelated third party to Continental Southern Resources which is due October 31, 2003. At the time of the transaction, Gerald T. Harrington was our sole officer and director. Gerald Harrington is the brother of Stephen P. Harrington, the current Chief Executive Officer and Chairman of the Board of Directors of Continental Southern Resources.

DISPOSITION OF INTEREST IN LOUISIANA SHELF PARTNERS, L.P.

         On December 30, 2002, we purchased two units of limited partnership interests in Louisiana Shelf Partners, L.P. from Trident in exchange for the issuance of 666,667 shares of our Series A Convertible Preferred Stock. In
September 2003, we sold these two units of limited partnership interest to Trident in exchange for 666,667 shares of our Series A Convertible Preferred Stock. Trident is one of our principal stockholders.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

                  (1) Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets at June 30, 2003 and 2002

                           Statement of Operations for the fiscal years ended June 30, 2003 and 2002 and the period of July 20, 2000 (date of inception) through June 30, 2003

                           Statement of Shareholders' Equity for the fiscal years ended June 30, 2002 and 2001 and the period July 20, 2000 (date of inception) through June 30, 2003

                           Statement of Cash Flows for the years ended June 30, 2003 and 2002 and the period ended July 20, 2000 (date of inception) through June 30, 2003

                                                                          Page
                                                                        -------

Report of Independent Auditors                                            F-2

Balance Sheet at June 30, 2003                                            F-3

Statements of Operations for the years ended June 30, 2003 and 2002,
     and from July 20, 2000 (inception) through June 30, 2003             F-4

Statement of Changes in Shareholders' Deficit for the period from
     July 20, 2000 (inception) through June 30, 2003                      F-5

Statements of Cash Flows for the years ended June 30, 2003 and 2002,
     and from July 20, 2000 (inception) through June 30, 2003             F-6

Notes to Financial Statements                                             F-7

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
International Travel CD's, Inc.:


We have audited the accompanying balance sheet of International Travel CD's, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended June 30, 2003 and 2002, and from July 20, 2000 (inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Travel CD's, Inc., as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, and from July 20, 2000 (inception) through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue on a going concern basis. As discussed in Note 1 to the financial statements, the Company's significant operating losses and working capital deficiency raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
September 12, 2003

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheet

                                  June 30, 2003

                                     Assets
Current assets:
    Cash ............................................................         $       642
                                                                              -----------
                  Total current assets ..............................                 642

Notes receivable (Note 3) ...........................................             380,800
Accrued interest receivable (Note 3) ................................              36,350
Investment, at cost (Note 6) ........................................           1,500,000
                                                                              -----------

                                                                              $ 1,917,792
                                                                              ===========

                       Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities ........................         $    75,178
    Notes payable (Note 4) ..........................................             942,000
    Accrued interest payable (Note 4) ...............................               5,990
                                                                              -----------
                  Total current liabilities .........................           1,023,168
                                                                              -----------

Shareholders' equity (Note 5):
    Series A Convertible Preferred stock, $1.50 stated value; 766,667
       share authorized; 766,667 shares issued and outstanding ......           1,150,000
    Common stock, no par value;  100,000,000 shares authorized,
       19,350,000 shares issued and outstanding .....................             102,896
    Common stock warrants - 125,000 outstanding .....................              24,000
    Additional paid-in capital ......................................             173,951
    Deficit accumulated during development stage ....................            (556,223)
                                                                              -----------

                  Total shareholders' equity ........................             894,624
                                                                              -----------

                                                                              $ 1,917,792
                                                                              ===========


                 See accompanying notes to financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations

                                                                                                 July 20, 2000
                                                                  Years Ended                     (Inception)
                                                                    June 30,                         Through
                                                      ----------------------------------             June 30,
                                                          2003                  2002                   2003
                                                      ------------          ------------          ------------
Revenue .....................................         $         --          $         --          $      5,000
                                                      ------------          ------------          ------------
Costs and expenses:
    Stock-based compensation (Notes 2 and 5):
       Personnel ............................                   --                    --                66,000
       Legal ................................                   --                    --                 5,000
       Consulting ...........................                   --                    --                 9,000
    Professional fees .......................               55,304                73,901               146,650
    Rent ....................................                   --                    --                 1,500
    Contributed rent (Note 2) ...............                1,200                 1,200                 2,400
    Contributed services (Note 2) ...........              120,000                45,225               165,225
    Sales and marketing .....................                1,100                 1,200                10,300
    Travel and entertainment ................                   --                    --                 1,818
    Depreciation ............................                   --                   804                 1,421
    Loss on disposal of asset ...............                   --                 1,800                 1,800
    Interest expense ........................              172,267                    --               172,267
    Interest income .........................              (36,350)                   --               (36,350)
    Other general and administrative expenses                7,006                 1,881                14,192
                                                      ------------          ------------          ------------
                    Total costs and expenses               320,527               126,011               561,223
                                                      ------------          ------------          ------------

                    Loss before income taxes              (320,527)             (126,011)             (556,223)

Income tax provision (Note 6) ...............                   --                    --                    --
                                                      ------------          ------------          ------------

                    Net loss ................         $   (320,527)             (126,011)         $   (556,223)
                                                      ============          ============          ============

Basic and diluted loss per share ............         $      (0.02)                (0.01)
                                                      ============          ============

Basic and diluted weighted average
    common shares outstanding ...............           19,350,000            24,334,615
                                                      ============          ============


                 See accompanying notes to financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Shareholders' Deficit



                                                 Series A Convertible
                                                    Preferred Stock          Common Stock                      Common
                                                ----------------------- ------------------------                Stock
                                                  Shares      Amount      Shares       Amount      Warrants    Capital
                                                ----------- ----------- -----------  -----------  ----------- -----------
Balance at July 20, 2000 (inception) ..........          -- $        --          --  $        --  $        -- $        --

July 2000, common stock issued to founders
    for services rendered, valued at $.02/share
    (Note 2) ..................................          --          --   3,300,000       66,000           --          --
July 2000, common stock issued for legal
    services valued at $.02/share (Note 5) ....          --          --     250,000        5,000           --          --
July 2000, common stock issued for consulting
    services valued at $.02/share (Note 5) ....          --          --     450,000        9,000           --          --
August 22, 2000 through  November 8, 2000,
    sale of common  stock at  $.02/share
    pursuant to a private offering, net of
    offering costs of $5,904 (Note 5) .........          --          --   1,500,000       24,096           --          --
March 2001, working capital contributed by
    president (Note 2) ........................          --          --          --           --           --       2,500
Net loss ......................................          --          --          --           --           --          --
                                                ----------- ----------- -----------  -----------  ----------- -----------

Balance at June 30, 2001 ......................          --          --   5,500,000      104,096           --       2,500

April 2002, redemption of common stock
    from officer ($.001/share) (Note 5) .......          --          --  (1,200,000)      (1,200)          --       1,200
April 2002, common stock split (Note 5) .......          --          --  15,050,000           --           --          --
Working capital contributed by officers
    (Note 2) ..................................          --          --          --           --           --       2,626
Services contributed by officers (Note 2) .....          --          --          --           --           --      45,225
Office space contributed by officers (Note 2) .          --          --          --           --           --       1,200
Net loss ......................................          --          --          --           --           --          --
                                                ----------- ----------- -----------  -----------  ----------- -----------

Balance at June 30, 2002 ......................          --          --  19,350,000      102,896           --      52,751

December 2002, preferred stock issued to
    acquire investment in Louisiana Shelf
    Partners, L.P. (Note 5) ...................     766,667   1,150,000          --           --           --          --
January 2003, warrants granted to debt holder
    as debt issue costs (Note 5) ..............          --          --          --           --       19,200          --
June 2003, warrants granted to debt holder
    as payment for failed covenants (Note 5) ..          --          --          --           --        4,800          --
Services contributed by officers (Note 2) .....          --          --          --           --           --     120,000
Office space contributed by officers (Note 2) .          --          --          --           --           --       1,200
Net loss ......................................          --          --          --           --           --          --
                                                ----------- ----------- -----------  -----------  ----------- -----------

Balance at June 30, 2003 ......................     766,667 $ 1,150,000  19,350,000  $   102,896  $    24,000 $   173,951
                                                =========== =========== ===========  ===========  =========== ===========

                                                               Deficit
                                                              Accumulated
                                                 Additional     During
                                                  Paid-In    Development
                                                   Stage        Total
                                                -----------  -----------
Balance at July 20, 2000 (inception) .......... $        --  $        --

July 2000, common stock issued to founders
    for services rendered, valued at $.02/share
    (Note 2) ..................................          --       66,000
July 2000, common stock issued for legal
    services valued at $.02/share (Note 5) ....          --        5,000
July 2000, common stock issued for consulting
    services valued at $.02/share (Note 5) ....          --        9,000
August 22, 2000 through  November 8, 2000,
    sale of common  stock at  $.02/share
    pursuant to a private offering, net of
    offering costs of $5,904 (Note 5) .........          --       24,096
March 2001, working capital contributed by
    president (Note 2) ........................          --        2,500
Net loss ......................................    (109,685)    (109,685)
                                                -----------  -----------

Balance at June 30, 2001 ......................    (109,685)      (3,089)

April 2002, redemption of common stock
    from officer ($.001/share) (Note 5) .......          --           --
April 2002, common stock split (Note 5) .......          --           --
Working capital contributed by officers
    (Note 2) ..................................          --        2,626
Services contributed by officers (Note 2) .....          --       45,225
Office space contributed by officers (Note 2) .          --        1,200
Net loss ......................................    (126,011)    (126,011)
                                                -----------  -----------

Balance at June 30, 2002 ......................    (235,696)     (80,049)

December 2002, preferred stock issued to
    acquire investment in Louisiana Shelf
    Partners, L.P. (Note 5) ...................          --    1,150,000
January 2003, warrants granted to debt holder
    as debt issue costs (Note 5) ..............          --       19,200
June 2003, warrants granted to debt holder
    as payment for failed covenants (Note 5) ..          --        4,800
Services contributed by officers (Note 2) .....          --      120,000
Office space contributed by officers (Note 2) .          --        1,200
Net loss ......................................    (320,527)    (320,527)
                                                -----------  -----------

Balance at June 30, 2003 ...................... $  (556,223) $   894,624
                                                ===========  ===========


                 See accompanying notes to financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statement of Cash Flows



                                                                                                      July 20, 2000
                                                                                                       (Inception)
                                                             Years Ended                                 Through
                                                               June 30,                                  June 30,
                                                                 2003                  2002                2003
                                                              -----------          -----------          -----------
Cash flows from operating activities:
    Net loss ........................................         $  (320,527)         $  (126,011)         $  (556,223)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation ...............................                  --                  804                1,421
         Stock-based compensation (Notes 2 and 5) ...                  --                   --               80,000
         Stock issued as debt issue costs (Note 5) ..              24,000                   --               24,000
         Loss on disposal of asset ..................                  --                1,800                1,800
         Services and office space contributed by
            officers (Note 2) .......................             121,200               46,425              167,625
         Changes in operating assets and liabilities:
            Receivables .............................             (36,350)               5,000              (36,350)
            Accounts payable and accrued liabilities                2,858               66,460               81,168
                                                              -----------          -----------          -----------
                    Net cash used in
                       operating activities .........         $  (208,819)         $    (5,522)         $  (236,559)
                                                              -----------          -----------          -----------

Cash flows from investing activities:
    Purchases of equipment ..........................                  --                   --               (3,221)
    Increase in notes receivable ....................          (1,077,300)                  --           (1,077,300)
    Proceeds from repayments of notes receivable ....             261,500                   --              261,500
    Payment for investment in limited partnership ...            (350,000)                  --             (350,000)
                                                              -----------          -----------          -----------
                    Net cash used in
                       investing activities .........          (1,165,800)                  --           (1,169,021)
                                                              -----------          -----------          -----------

Cash flows from financing activities:
    Proceeds from the sale of common stock, net of
       offering costs ...............................                  --                   --               24,096
    Proceeds from the issuance of notes payable .....           1,797,500               22,000            1,819,500
    Repayment of notes payable ......................            (423,200)             (19,300)            (442,500)
    Working capital contributed by officers .........                  --                2,626                5,126
                                                              -----------          -----------          -----------
                    Net cash provided by
                       financing activities .........           1,374,300                5,326            1,406,222
                                                              -----------          -----------          -----------

                       Net change in cash ...........                (319)                (196)                 642

Cash, beginning of period ...........................                 961                1,157                   --
                                                              -----------          -----------          -----------

Cash, end of period .................................         $       642          $       961          $       642
                                                              ===========          ===========          ===========

Supplemental disclosure of cash flow information:
    Income taxes ....................................         $        --          $        --          $        --
                                                              ===========          ===========          ===========
    Interest ........................................         $   142,277          $        --          $   142,277
                                                              ===========          ===========          ===========

Non-cash financing activities:
    Redemption of common stock from an officer ......         $        --          $    (1,200)         $    (1,200)
                                                              ===========          ===========          ===========
    Reduction of notes receivable through Assignment
       and Release Agreement (Note 3) ...............         $   435,000          $        --          $   435,000
                                                              ===========          ===========          ===========
    Reduction of notes payable through Assignment
       and Release Agreement (Note 4) ...............         $  (435,000)         $        --          $  (435,000)
                                                              ===========          ===========          ===========
    Investment in limited partnership in exchange for
       preferred stock (Note 5) .....................         $(1,150,000)         $        --          $(1,150,000)
                                                              ===========          ===========          ===========

                 See accompanying notes to financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

              International Travel CD's, Inc. (the "Company") was incorporated in Colorado on July 20, 2000. The Company was initially formed to address the specific needs of hotels and travel agencies by providing CD ROMs that feature a collection of digital brochures of the top hotels in the Asia Pacific Region to be distributed to major travel agencies.

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

              INVESTMENT IN OIL AND GAS INDUSTRY

              Effective December 30, 2002, the Company acquired a three percent interest in Louisiana Shelf Partners, L.P. ("LSP") in exchange for the issuance of 766,667 shares of the Company's Series A convertible preferred stock and $350,000 (see Note 7). The Company's Series A convertible preferred stock is convertible into the Company's common stock at a price of $1.50 per share. LSP is engaged in the oil, gas and minerals industry. On December 16, 2002, LSP acquired all rights, title and interest in an oil, gas and mineral lease designated as State Lease 17666 from the State of Louisiana.

              GOING CONCERN

              The Company has suffered significant operating losses since inception, has a working capital deficiency at June 30, 2003, and inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses and under-capitalization. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

       (D)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2003.

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

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              The Company has elected to continue to apply the provisions of APB Opinion No. 25. For stock issued to officers, the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.

       (H)    LOSS PER COMMON SHARE

              Basic earnings per share are calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options or warrants, had been issued. The Company had 125,000 common stock warrants outstanding at June 30, 2003; however, the warrants are not included in the diluted earnings per share calculation as the warrants would be anti-dilutive.

       (I)    FOREIGN CURRENCY TRANSLATIONS

              All of the Company's transactions were conducted in United States dollars for the period from July 20, 2000 (inception) through June 30, 2003. Accordingly, no gains or losses on foreign currency translation adjustments are included in the accompanying financial statements.

       (J)    FISCAL YEAR-END

              The Company's fiscal year-end is June 30.

(2)    RELATED PARTY TRANSACTIONS

              CONTRIBUTED OFFICE SPACE

              Officers contributed office space to the Company for the years ended June 30, 2003 and 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to additional paid-in capital.

              CONTRIBUTED SERVICES

              Officers contributed time and effort to the Company valued at $120,000 and $45,225 for the years ended June 30, 2003 and 2002, respectively. The time and effort was valued by the officers between $25 and $100 per hour based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to additional paid-in capital.

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

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(3)    NOTES RECEIVABLE

              During the year ended June 30, 2003, the Company issued promissory notes receivable totaling $1,077,300 of which $261,500 was repaid prior to June 30, 2003. An additional $435,000 of the promissory notes was satisfied through an Assignment and Release Agreement. The remaining $380,800 was outstanding at June 30, 2003. The notes matured in June 2003 and are currently in default; however, the borrower is still performing on the notes. The notes carry an interest rate of 12 percent. Accrued interest on the notes totaled $36,350 at June 30, 2003.

(4)    NOTES PAYABLE

              During the year ended June 30, 2003, the Company issued promissory notes payable totaling $1,797,500 and repaid a total of $423,200 (including the $2,700 balance outstanding at June 30, 2002). An additional $435,000 of promissory notes was satisfied through an Assignment and Release Agreement.

              $535,000 of the notes payable was issued to related parties, all of which was repaid prior to June 30, 2003.

              At June 30, 2003, the Company's notes payable consisted of two convertible promissory notes payable in the amounts of $542,000 and $400,000, both held by Trident Growth Fund, L.P. ("Trident").

              TRIDENT NOTE #1

              During September 2002, the Company issued a $550,000 convertible promissory note to Trident. The Company repaid $8,000 in January 2003.

              This note carries an interest rate of 14 percent and is convertible into the Company's common stock at the rate of $1.50 per share at the option of the lender. The note is secured by 300,000 shares of common stock in an affiliated corporation, Continental Southern Resources, Inc, and a guaranty by 1025 Investments, Inc., a shareholder of the Company. $37,500 of the note's initial proceeds was repaid to Trident as a loan fee, and is included in the accompanying condensed financial statements as interest expense. The note matures on September 30, 2003 (see Note
              7). The note also carries the following financial covenants:

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

              TRIDENT NOTE #2

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              During January 2003, the Company issued a $400,000 convertible promissory note to Trident.

              This note carries an interest rate of 9 percent and is convertible into the Company's common stock at the rate of $1.50 per share at the option of the lender. The note is guaranteed by 1025 Investments, Inc., a shareholder of the Company. $30,000 of the note's initial proceeds was repaid to Trident as a loan fee, and has been recorded as interest expense. In addition, the Company granted Trident common stock warrants to purchase 100,000 shares of the Company's common stock at $1.50 per share. The note matures on January 31, 2004 (see Note 7). The note also carries the following financial covenants:

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

              As of June 30, 2003, the Company granted Trident common stock warrants to purchase an additional 25,000 shares of the Company's common stock at $1.50 per share as a penalty for not meeting financial covenants.

 (5)   SHAREHOLDERS' DEFICIT

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

              SERIES A CONVERTIBLE PREFERRED STOCK

              Effective December 30, 2002, the Company acquired a three percent interest in LSP in exchange for the issuance of 766,667 shares of the Company's Series A convertible preferred stock and $350,000 (see Note 7). The Company's Series A convertible preferred stock is convertible into the Company's common stock at a price of $1.50 per share. LSP is engaged in the oil, gas and minerals industry.

              AUTHORIZED STOCK

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

              COMMON STOCK WARRANTS - NON-EMPLOYEES

              During the year ended June 30, 2003, the Company granted a debt holder warrants to purchase 125,000 shares of the Company's common stock. The warrants carry an exercise price of $1.50 per share. The Company determined the fair value of the warrants at $24,000 per share in accordance with SFAS 123.

              The following schedule summarizes the Company's stock warrant activity:

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                    Warrants Outstanding and Exercisable
                                       ---------------------------------     Weighted Average
                                       Number of          Exercise Price      Exercise Price
                                        Shares              Per Share           Per Share
                                       -------               -------             -------
Balance at June 30, 2001                    --               $    --             $    --
   Warrants granted ....                    --               $    --             $    --
   Warrants exercised ..                    --               $    --             $    --
   Warrants canceled ...                    --               $    --             $    --
                                       -------               -------             -------

Balance at June 30, 2002                    --               $    --             $    --
   Warrants granted ....               125,000               $  1.50              $.1.50
   Warrants exercised ..                    --               $    --             $    --
   Warrants canceled ...                    --               $    --             $    --
                                       -------               -------             -------

Balance at June 30, 2003               125,000                $.1.50              $.1.50
                                       =======

              The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

              Risk-free interest rate................................   2.00%
              Dividend yield.........................................   0.00%
              Volatility factor......................................  30.00%
              Weighted average expected life.........................  1 year

              The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

(6)    INCOME TAXES

              A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended June 30, 2003 and 2002, and from July 20, 2000 (inception) through June 30, 2001:

                                                               2003           2002           2001
                                                             -------        -------        -------
         U.S. statutory federal rate, graduated .........      29.66%         18.41%         20.64%
         State income tax rate, net of federal benefit...       7.03%          3.78%          3.80%
         Contributed services and office space ..........    -13.87%         -8.17%           0.00%
         Net operating loss (NOL) for which
             no tax benefit is currently available ......    -22.82%        -14.02%        -24.44%
                                                             -------        -------        -------
                                                                0.00%          0.00%          0.00%
                                                             =======        =======        =======

              At June 30, 2003, deferred tax assets consisted of a net tax asset of $115,991, due to operating loss carryforwards of $388,598, which was fully allowed for, in the valuation allowance of $115,991. The valuation allowance offsets the net deferred tax asset for which there is no assurance

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


              of recovery. The change in the valuation allowance for the years ended June 30, 2003 and 2002, and from July 20, 2000 (inception) through June 30, 2001 totaled $73,134, $17,668 and $25,189, respectively. The current tax benefit also totaled $73,134, $17,668 and $25,189 for the years ended June 30, 2003 and 2002, and from July 20, 2000 (inception) through June 30, 2001, respectively. The net operating loss carryforwards expire through the year 2023.

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

(7)    SUBSEQUENT EVENTS

              CONVERSION OF NOTES PAYABLE

              During September 2003, the Company reduced the conversion price of the common shares issuable to Trident upon conversion of the $942,000 in promissory notes from $1.50 per share to $.2355 per share. Following the reduction in conversion price, Trident cancelled the $942,000 in promissory notes and related accrued interest in exchange for 4,000,000 shares of the Company's common stock.

              In addition, the Company reduced the exercise price of the warrants held by Trident from $1.50 per share to $.25 per share and the Company granted Trident warrants to purchase an additional 200,000 shares of the Company's common stock at an exercise price of $.30 per share.

              Following the above transactions, the Company's issued and outstanding common stock increased from 19,350,000 shares to 23,350,000 shares and its outstanding warrants increased from 125,000 to 325,000.

              DIVESTITURE OF INVESTMENT IN LSP

              During September 2003, the Company released a 2 percent interest in LSP in exchange for the 666,667 shares of its Series A convertible preferred stock originally issued for the interest in December 2002. The preferred shares were subsequently canceled.

              During September 2003, the Company released a 0.3 percent interest in LSP in exchange for the 100,000 shares of its Series A convertible preferred stock originally issued for the interest in December 2002. The preferred shares were subsequently canceled.

              During September 2003, the Company sold a 0.7 percent interest in LSP in exchange for a $350,000 promissory note. The note carries a three percent interest rate and matures on September 25, 2004.

              Following the above transactions, the Company's investment in LSP had been eliminated and all of the Company's Series A convertible preferred stock had been cancelled and retired.

              PRO FORMA

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


              The following  unaudited pro forma  condensed  balance sheet gives
              effect  to  the  note  payable  and  LSP  investment   divestiture
              transactions as if they had occurred at June 30, 2003.

                                                 As Reported                 Pro Forma
                                                 -----------      -------------------------------
                                                International                       International
                                                 Travel CD's      Adjustments         Travel CD's
                                                 -----------      -----------         -----------
Assets:
Cash .......................................     $       642      $        --         $       642
Notes receivable ...........................         380,800          350,000(1)          730,800
Accrued interest receivable ................          36,350               --              36,350
Investment, at cost ........................       1,500,000       (1,500,000)(1)              --
                                                 -----------      -----------         -----------
                                                 $ 1,917,792      $(1,150,000)        $   767,792
                                                 ===========      ===========         ===========

Liabilities:
Accounts payable and accruals ..............     $    75,178      $        --         $    75,178
Notes payable ..............................         942,000         (942,000)(2)              --
Accrued interest payable ...................           5,990           (5,990)(2)              --
                                                 -----------      -----------         -----------
                                                   1,023,168         (947,990)             75,178
                                                 -----------      -----------         -----------

Equity:
Series A convertible preferred stock .......       1,150,000       (1,150,000)(1)              --
Common stock ...............................         102,896          947,990(2)        1,050,886
Common stock warrants ......................          24,000            7,600(3)           31,600
Additional paid-in capital .................         173,951               --             173,951
Deficit accumulated during development stage        (556,223)          (7,600)(3)        (563,823)
                                                 -----------      -----------         -----------
                                                     894,624         (202,010)            692,614
                                                 -----------      -----------         -----------
                                                 $ 1,917,792      $(1,150,000)        $   767,792
                                                 ===========      ===========         ===========


              Pro forma adjustments - June 30, 2003 Balance Sheet

                  1) To record the divestiture of the LSP investment in exchange for the cancellation of all Series A convertible preferred shares and issuance of a promissory note receivable;

                  2)       To  record  the   cancellation  of  promissory  notes
                           payable and related accrued interest in exchange for the issuance of common stock;

                  3) To record warrants granted to purchase 200,000 shares of common stock.

              LETTER OF INTENT

              On September 3, 2003, the Company entered into a Letter of Intent ("LOI") with MK Secure Solutions, Inc. ("MKSS"). Under the terms of the LOI, the Company would issue approximately 125,000,000 shares of its common stock to the shareholders of MKSS in exchange for all of the issued and outstanding common stock of MKSS. In addition, the Company expects is to pay an investment banking fee of approximately 8,000,000 shares of the Company's common stock.

              Following the stock exchange, the Company would execute a reverse stock split and/or increase the number of shares it is authorized to issue and change the name of the Company. The exchange would result in a change of control for the Company.

                  (2) The following exhibits are filed as part of this Report:


  Exhibit No.                       Exhibit                                         Method of Filing
  -----------                       -------                                         ----------------

      3.1        Articles of Incorporation                         Incorporated  by  reference  to Exhibit 3.1 to the
                                                                   Company's  Registration  Statement  on  Form  SB-2
                                                                   dated December 20, 1999

      3.2        Bylaws                                            Incorporated  by  reference  to Exhibit 3.2 to the
                                                                   Company's  Registration  Statement  on  Form  SB-2
                                                                   dated December 15, 2001

      3.3        Certificate   of  Amendment  to  Articles  of     Incorporated  by  reference  to Exhibit 3.3 to the
                 Incorporation filed March 21, 2003                Company's  Quarterly Report on Form 10-QSB for the
                                                                   quarter ended September 30, 2002

      4.1        Specimen Stock Certificate                        Incorporated  by  reference  to Exhibit 4.1 to the
                                                                   Company's  Registration  Statement  on  Form  SB-2
                                                                   dated December 15, 2001

     10.1        Loan  Agreement  by and  between  the Company     Incorporated  by  reference to Exhibit 10.1 to the
                 and   Trident   Growth   Fund,   L.P.   dated     Company's  Quarterly Report on Form 10-QSB for the
                 September 17, 2002                                quarter ended March 31, 2002

     10.2        Security   Agreement   by  and   between  the     Incorporated  by  reference to Exhibit 10.2 to the
                 Company and Trident  Growth Fund,  L.P. dated     Company's  Quarterly Report on Form 10-QSB for the
                 September 17, 2002                                quarter ended March 31, 2002

     10.3        14%   Secured   Convertible   Note   in   the     Incorporated  by  reference  to Exhibit 4.1 to the
                 principal  amount of $550,000 dated September     Company's  Annual  Report on Form  10-KSB  for the
                 17, 2002 issued to Trident Growth Fund, L.P.      year ended June 30, 2002
     10.4        Limited  Partnership  Agreement  of Louisiana     Incorporated  by  reference to Exhibit 10.7 to the
                 Shelf Partners, L.P. dated December 31, 2002      Company's  Quarterly Report on Form 10-QSB for the
                                                                   quarter ended March 31, 2002

     10.5        Loan  Agreement  by and  between  the Company     Incorporated  by  reference to Exhibit 10.3 to the
                 and Trident  Growth Fund,  L.P. dated January     Company's  Quarterly Report on Form 10-QSB for the
                 16, 2003                                          quarter ended March 31, 2002


     10.6        Amended  Security  Agreement  by and  between     Incorporated  by  reference to Exhibit 10.4 to the
                 the  Company and Trident  Growth  Fund,  L.P.     Company's  Quarterly Report on Form 10-QSB for the
                 dated January 16, 2003                            quarter ended March 31, 2002

     10.7        9% Secured  Convertible Note in the principal     Incorporated  by  reference  to Exhibit 4.3 to the
                 amount of  $400,000  dated  January  16, 2003     Company's  Quarterly Report on Form 10-QSB for the
                 issued to Trident Growth Fund, L.P.               quarter ended March 31, 2002

     10.8        Warrant to purchase  100,000 shares of common     Incorporated  by  reference to Exhibit 10.5 to the
                 stock  dated   January  16,  2003  issued  to     Company's  Quarterly Report on Form 10-QSB for the
                 Trident Growth Fund, L.P.                         quarter ended March 31, 2002

     10.9        Warrant to purchase  25,000  shares of common     Incorporated  by  reference to Exhibit 10.6 to the
                 stock  dated   January  16,  2003  issued  to     Company's  Quarterly Report on Form 10-QSB for the
                 Trident Growth Fund, L.P.                         quarter ended March 31, 2002


     31.1        Certification  of  President  of the  Company     Filed herewith
                 required   by  Rule   13a-14(a)   under   the
                 Securities Exchange Act of 1934, as amended

     31.2        Certification  of  Treasurer  of the  Company     Filed herewith
                 required   by  Rule   13a-14(a)   under   the
                 Securities Exchange Act of 1934, as amended

     32.1        Certification  of President  and Treasurer of     Filed herewith
                 the Company  Pursuant to 18 USC Section 1350,
                 as Adopted  Pursuant  to  Section  906 of the
                 Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INTERNATIONAL TRAVEL CD'S, INC.


Date: September 26, 2003                         /s/ Mark A. Bush
                                                     -----------------------
                                                     Mark A. Bush
                                                     President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                                           Title                               Date
---------                                           -----                               ----

/s/ Mark A. Bush                   President, Treasurer and Director             September 26, 2003
   ------------------------
     Mark A. Bush

                                  EXHIBIT INDEX


Exhibit Number                  Description

         31.1                   Certification of President of the Company required by Rule 13a-14(a)
                                under the Securities Exchange Act of 1934, as amended

         31.2                   Certification  of Treasurer of the Company  required by Rule  13a-14(a)
                                under the Securities Exchange Act of 1934, as amended

         32.1                   Certification  of  President  and  Treasurer  of  Registrant  to 18 USC
                                Section   1350,   as   Adopted   Pursuant   to   Section   906  of  the
                                Sarbanes-Oxley Act of 2002