Form 10QSB/A
period 2002-09-30
INTERNATIONAL TRAVEL CD S INC
filed 2003-11-21
CIK 1132590

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:  September 30, 2002
                                          ------------------

                                       OR

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from ___________ to ______________

                          Commission File No. 000-33099

                         INTERNATIONAL TRAVEL CD'S, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 COLORADO                               84-1553046
------------------------------------------    ----------------------------------
     (State or Other Jurisdiction of                  (IRS Employer
      Incorporation or Organization)               Identification No.)

                     111 Presidential Boulevard, Suite 158A
                         Bala Cynwyd, Pennsylvania 19004
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 771-0234
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 23,350,000 issued and outstanding shares of the registrant's common stock, no par value per share, as of November 19, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                                EXPLANATORY NOTE

International Travel CD's, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2002 to correct typographical errors in certain of the information presented in its unaudited financial statements for the three months ended September 30, 2002 and 2001 and for the period commencing on the Company's inception on July 20, 2000 through September 30, 2002, contained in its Quarterly Report on Form 10-QSB (the "Original Report") for the three-month period ended September 30, 2002, filed with the Securities and Exchange Commission ("SEC") on November 14, 2002. Included herein are restated condensed statements of operations for each of the three months ended September 30, 2002 and 2001 and for the period commencing on the Company's inception on July 20, 2000 through September 30, 2002, and restated condensed statements of cash flows for the three months ended September 30, 2002 and for the period commencing on the Company's inception on July 20, 2000 through September 30, 2002
(collectively, as originally filed with the SEC, the "Original Financial Statements," and as restated hereby, the "Restated Financial Statements").

While preparing its financial statements for the three-months ended September 30, 2003, the Company discovered typographical errors relating to the manner in which certain of the information appearing in the Original Financial Statements was presented. The Restated Financial Statements correct these typographical errors.

The Restated Financial Statements do not reflect any changes in the method by which any information presented in the Original Financial Statements was accounted for, nor do they reflect any changes in the Company's accounting principles, practices or procedures.

This Amendment does not reflect events that have occurred after November 14, 2002, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the Original Financial Statements or as deemed necessary in connection with the completion of the Restated Financial Statements. Information with respect to those events has been or will be set forth, as appropriate, in the Company's Quarterly Reports on Form 10-QSB for the three-month periods ended December 31, 2002, March 31, 2003 and September 30, 2003, and the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)



                                                              SEPTEMBER 30, 2002

                                     ASSETS


Cash ..........................................................       $   5,618
Notes receivable (Note C) .....................................         631,300
Accrued interest receivable (Note C)  .........................           3,483
                                                                      ---------

                                                                       $ 640,401
                                                                      =========

LIABILITIES AND SHAREHOLDERS DEFICIT

Accounts payable and accrued liabilities ......................       $  78,421
Notes payable to related party (Note D) .......................         152,500
Notes payable, other (Note D) .................................         550,000
Accrued interest on notes payable (Note D)  ...................           3,208
                                                                      ---------
            Total liabilities .................................         784,129
                                                                      ---------

Shareholders deficit:
  Preferred stock
  Common stock ................................................         102,896
  Additional paid-in capital ..................................          93,051
  Deficit accumulated during development stage ................        (339,675)
                                                                      ---------

            Total shareholder deficit .........................        (143,728)
                                                                      ---------

                                                                      $ 640,401
                                                                      =========

            See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)
                        Condensed Statements of Operation
                                   (Unaudited)


                                                                                      JULY 20, 2000
                                                                                       (INCEPTION)
                                                        THREE MONTHS ENDED               THROUGH
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                      2002               2001               2002
                                                 ------------       ------------       ------------
Revenue                                          $                  $                  $      5,000
                                                 ------------       ------------       ------------
Costs and expenses:
  Stock-based compensation                                                                   80,000
  Professional fees                                    24,602              2,355            115,948
  Rent                                                                                        1,500
  Contributed rent (Note B)                               300                300              1,500
  Contributed services (Note B)                        40,000             35,225             85,225
  Sales and marketing                                                      1,500              9,200
  Travel and entertainment                                                                    1,818
  Depreciation                                                               268              1,421
  Loss on disposal of asset                                                                   1,800
  Interest expense                                     40,708                                40,708
  Interest income                                      (3,483)                               (3,483)
  Other general and administrative expenses             1,852                869              9,038
                                                 ------------       ------------       ------------
            Total costs and expenses                  103,979             40,517            344,675
                                                 ------------       ------------       ------------

            Loss before income taxes                 (103,979)           (40,517)          (339,675)

Income tax provision (Note E)

            Net loss                             $   (103,979)           (40,517)      $   (339,675)
                                                 ============       ============       ============

Basic and diluted loss per share                        (0.01)             (0.00)
                                                 ============       ============

Basic and diluted weighted average
  common shares outstanding                        19,350,000         24,750,000
                                                 ============       ============


See accompanying notes to condensed financial statements

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                                           JULY 20, 2000
                                                                                            (INCEPTION)
                                                              THREE MONTHS ENDED              THROUGH
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                             2002              2001             2002
                                                         -----------       -----------      -----------
Net cash used in
operating activities                                     $   (63,843)      $     1,676      $   (91,583)
                                                         -----------       -----------      -----------

Cash flows from investing activities:
  Purchases of equipment ..........................               --                --           (3,221)
  Increase in notes receivable ....................       (1,077,300)               --       (1,077,300)
  Proceeds from repayments of notes receivable ....           11,000                --           11,000
                                                         -----------       -----------      -----------
              Net cash used in
                investing activities ..............       (1,066,300)               --       (1,069,521)
                                                         -----------       -----------      -----------

Cash flows from financing activities:
  Proceeds from the sale of common stock, net of
    offering costs ................................                                 --           24,096
  Proceeds from the issuance of notes payable .....        1,397,500                --        1,419,500
  Repayment of notes payable ......................         (262,700)               --         (282,000)
  Working capital contributed by officers .........                                               5,126
                                                         -----------       -----------      -----------
              Net cash provided by
                financing activities ..............        1,134,800                --        1,166,722
                                                         -----------       -----------      -----------

                Net change in cash ................            4,657             1,676            5,618

Cash, beginning of period .........................              961             1,157
                                                         -----------       -----------      -----------

Cash, end of period ...............................      $     5,618       $     2,833      $     5,618
                                                         ===========       ===========      ===========

Supplemental disclosure of cash flow information:
  Income taxes ....................................      $        --       $        --      $        --
  Interest ........................................      $    37,500       $        --      $    37,500
                                                         ===========       ===========      ===========

Non-cash financing activities:
  Redemption of common stock from an officer ......      $        --       $        --      $    (1,200)
                                                         ===========       ===========      ===========
  Reduction of notes receivable through Assignment
    and Release Agreement (Note C)  ...............      $  (435,000)      $        --      $  (435,000)
                                                         ===========       ===========      ===========
  Reduction of notes payable through Assignment
    and Release Agreement (Note D)  ...............      $   435,000       $        --      $   435,000
                                                         ===========       ===========      ===========


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

         During the period ending September 30, 2002 we borrowed a total of $1,397,500 by issuing a number of promissory notes payable and repaid a total of $262,700. Another $435,000 was removed through an assignment. In October, 2002we repaid $152,500 of the notes. Also during the three months ended September 30, 2002, we issued promissory notes receivable totaling $1,077,300 of which $11,000 was repaid prior to September 30, 2002. An additional $435,000 of the notes was removed through an assignment. During October, 2002, we received an additional $162,500 against the note receivable leaving a balance of $468,800.

ITEM 3. CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President ("President") and Treasurer ("Treasurer"). Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits And Reports On Form 8-K

         (a)      The following exhibits are included herein:


   Exhibit No.                         Exhibit                                       Method of Filing
   -----------                         -------                                       ----------------
       3.1          Articles of Incorporation                         Incorporated  by  reference  to Exhibit  3.1 to
                                                                      the  Company's  Registration  Statement on Form
                                                                      SB-2,  Registration No.  333-54292,  filed with
                                                                      the SEC on January 25, 2001 (the  "Registration
                                                                      Statement")

       3.2          Bylaws                                            Incorporated  by  reference  to Exhibit  3.2 to
                                                                      the Registration Statement

       4.1          Specimen Stock Certificate                        Incorporated  by  reference  to Exhibit  4.1 to
                                                                      the Registration Statement

       10.1         14%   Secured   Convertible   Note   in   the     Incorporated  by  reference  to Exhibit  4.1 to
                    principal    amount   of   $550,000,    dated     the Company's  Annual Report on Form 10-KSB for
                    September 17, 2002, issued to Trident             the year ended June 30, 2002

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

                                        INTERNATIONAL TRAVEL CD'S, INC.


Date: November 19, 2003                 /s/ Mark A. Bush
                                        ---------------------------------------
                                        Mark A. Bush
                                        President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

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