Form 10QSB
period 2003-09-30
INTERNATIONAL TRAVEL CD S INC
filed 2003-11-21
CIK 1132590

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:  September 30, 2003
                                          ------------------

                                       OR

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from ___________ to ______________

                          Commission File No. 000-33099

                         INTERNATIONAL TRAVEL CD'S, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                COLORADO                                84-1553046
-----------------------------------------    -----------------------------------
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

         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements                                             1

          Condensed Balance Sheet (unaudited)                              1


          Condensed Statements of Operations - (unaudited)                 2


          Condensed Statements of Cash Flows - (unaudited)                 3


          Notes to Condensed Financial Statements                          4


Item 2.   Plan of Operations                                               8

Item 3.   Controls and Procedures                                         11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                             Condensed Balance Sheet


                                     ASSETS

                                                                September 30,
                                                                    2003
                                                                -----------
                                                                (Unaudited)
Current assets
   Cash and cash equivalents                                    $     4,289
   Notes receivable                                                 650,000
   Interest receivable                                               47,008
   Prepaid expenses                                                  19,976
                                                                -----------
Total current assets                                            $   721,273
                                                                ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses                           $    90,115
                                                                -----------

Total current liabilities                                            90,115
                                                                -----------

Stockholders' equity
   Preferred stock, no par value; authorized -
     10,000,000 shares; zero shares issued and outstanding               --
   Common stock, no par value; authorized - 100,000,000 shares;
     23,350,000 shares issued and outstanding                            --
   Additional paid-in capital                                     2,344,497
   Deficit accumulated during development stage                  (1,713,339)
                                                                -----------

Total stockholders' equity                                          631,158
                                                                -----------

                                                                $   721,273
                                                                ===========


    The accompanying notes are an integral part of these condensed financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                      July 20, 2000
                                                                  Three Months Ended                 (Inception) to
                                                                     September 30,                    September 30,
                                                               2003                  2002                  2003
                                                           ------------          ------------          ------------
Revenues                                                   $         --          $         --          $      5,000
                                                           ------------          ------------          ------------

Selling, general and administrative expenses
   Stock-based compensation                                          --                    --                80,000
   Professional fees                                             25,161                24,602               171,811
   Rent                                                             300                   300                 4,200
   Contributed services                                          15,000                40,000               180,225
   Travel, entertainment and marketing                              939                    --                13,057
   Other general and administrative expenses                     10,123                 1,852                25,736
                                                           ------------          ------------          ------------

Total selling, general and administrative expenses               51,523                66,754               475,029
                                                           ------------          ------------          ------------

Loss before other expenses, net                                 (51,523)              (66,754)             (470,029)
                                                           ------------          ------------          ------------

Other (income) expense
   Loss on disposal of asset                                         --                    --                 1,800
   Interest expense                                              29,901                40,708               202,168
   Debt conversion expense                                    1,086,350                    --             1,086,350
   Interest income                                              (10,658)               (3,483)              (47,008)
                                                           ------------          ------------          ------------

Total other expenses, net                                     1,105,593                37,225             1,243,310
                                                           ------------          ------------          ------------

Net loss to common shareholders                            $ (1,157,116)         $   (103,979)         $ (1,713,339)
                                                           ============          ============          ============

Basic and diluted loss per common share                    $      (0.06)         $      (0.01)
                                                           ============          ============

Basic and diluted weighted average common
 shares outstanding                                          20,306,522            19,350,000
                                                           ============          ============

    The accompanying notes are an integral part of these condensed financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                      Three Months Ended              July 20, 2000
                                                                        September 30,                (Inception) to
                                                            --------------------------------          September 30,
                                                                2003                 2002                 2003
                                                            -----------          -----------          -----------
Net cash used in operating activities                       $   (77,153)         $   (63,843)         $  (313,712)
                                                            -----------          -----------          -----------

Cash flows from investing activities
    Purchases of equipment                                           --                   --               (3,221)
    Increase in notes receivable                                     --           (1,077,300)          (1,077,300)
    Proceeds from repayments of notes receivable                 80,800               11,000              342,300
    Investment in limited partnership                                --                   --             (350,000)
                                                            -----------          -----------          -----------

Net cash provided by (used in) investing activities              80,800           (1,066,300)          (1,088,221)
                                                            -----------          -----------          -----------

Cash flows from financing activities
    Issuance of common stock, net of costs                           --                   --               24,096
    Issuance of notes payable                                        --            1,397,500            1,819,500
    Repayment of notes payable                                       --             (262,700)            (442,500)
    Working capital contributed by officer                           --                   --                5,126
                                                            -----------          -----------          -----------

Net cash provided by financing activities                            --            1,134,800            1,406,222
                                                            -----------          -----------          -----------

Net increase in cash and cash equivalents                         3,647                4,657                4,289

Cash and cash equivalents, beginning of period                      642                  961                   --
                                                            -----------          -----------          -----------

Cash and cash equivalents, end of period                    $     4,289          $     5,618          $     4,289
                                                            ===========          ===========          ===========

    The accompanying notes are an integral part of these condensed financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by International Travel CD's, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the conversion of the promissory notes payable (Note 7) and the divestiture of the investment in LSP (Note 6). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended June 30, 2003 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2004.

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.


NOTE 2 - NATURE OF OPERATIONS

The Company was formed on July 20, 2000, as a Colorado corporation and was initially engaged in the business of providing photography and digital services to organizations in the travel industry. The Company exited the travel industry in April 2002.

During the quarter ended December 31, 2002, the Company intended to engage in the business of acquiring, exploring and developing natural gas and oil properties by acquiring ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. On December 30, 2002, the Company purchased three units' limited partnership interest in Louisiana Shelf Partners, L.P. ("LSP"), a Delaware limited partnership that owns oil and gas leasehold interests in Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. In September 2003, the Company disposed all of its oil and gas interests in LSP (see Note 6) resulting in it becoming a public shell company, defined as an inactive, publicly-quoted company with minimal assets or liabilities.


NOTE 3 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the three months ending September 30, 2003, the total number of potentially dilutive shares excluded from diluted net loss per common share were 325,000.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's sole officer continued to contribute office space to the Company for the three months ended September 30, 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The officer also continued to contribute time and effort to the Company valued at $15,000 for the three months ended September 30, 2003. The time and effort was valued by the officer at $500 per hour based on the level of services performed and is included in the accompanying unaudited condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.


NOTE 5 - NOTES RECEIVABLE

During the three months ended September 30, 2003, the company received payments on existing promissory notes totaling $80,800 and another $47,200 subsequent to September 30, 2003. The notes carry a 12% interest rate, matured in June 2003 and are currently in default. As of September 30, 2003, principal of $300,000 and accrued interest of $46,864 on the notes remained outstanding.

The Company received a $350,000 unsecured promissory note in conjunction with the sale of its .7 unit interest in LSP. The note carries a 3% interest rate and matures on September 24, 2004. Accrued interest totaled $144 at September 30, 2003.


NOTE 6 - DIVESTITURE OF INVESTMENT IN LSP

During September 2003, the Company sold its 2 units' limited partnership interest in LSP to Trident Growth Fund, L.P. ("Trident") in exchange for the 666,667 shares of its Series A convertible preferred stock held by Trident. The preferred shares were subsequently canceled.

During September 2003, the Company sold its 0.3 unit's limited partnership interest in LSP to Louisiana X Investors, LLC ("LAX") in exchange for the 100,000 shares of its Series A convertible preferred stock held by LAX. The preferred shares were subsequently canceled.

During September 2003, the Company sold its 0.7 unit's limited partnership interest in LSP in exchange for a $350,000 unsecured promissory note (see Note
5).

Following the above transactions, the Company's investment in LSP had been eliminated and all of the Company's Series A convertible preferred stock had been cancelled and retired.


NOTE 7 - CONVERSION OF PROMISSORY NOTES

During September 2002 and January 2003, the Company issued a 14% and a 9% secured convertible note to Trident in the amount of $550,000 and $400,000, respectively. The notes were originally convertible at $1.50 at the option of Trident. The Company repaid $8,000 in principal in January 2003.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 7 - CONVERSION OF PROMISSORY NOTES (Continued)

During September 2003, as incentive for Trident to convert the promissory notes, the Company reduced the conversion price from $1.50 to $.2355, reduced the exercise price of the warrants it granted to Trident to purchase a total of 125,000 shares in January 2003 from $1.50 to $.25 per share, and granted Trident warrants to purchase an additional 200,000 shares of the Company's common stock. Trident then converted the notes with an outstanding principal of $942,000 into 4,000,000 shares of the Company's common stock. As of the date of the conversion Trident owned approximately 17% of the Company. As a result of the conversion, the Company's issued and outstanding common stock increased from 19,350,000 to 23,350,000 shares and its outstanding warrants increased from 125,000 to 325,000 as of September 30, 2003 compared with June 30, 2003. Under Financial Accounting Standard ("FAS") No. 84 Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26, the value of the inducement to convert the promissory note was recorded as expense. The reduction of note conversion price resulted in a debt conversion expense of $1,011,600.

The additional 200,000 warrants granted to Trident on September 9, 2003 have an exercise price of $0.25 per share, are exercisable immediately and expire in five years (see Note 7).

The Company records the warrants using a fair value-based method of accounting under the recognition and measurement principles of FAS No. 123, Accounting For Stock Based Compensation. The Company valued the 200,000 warrants at $46,000 using the Black-Scholes Model and recorded a debt conversion expense as required by FAS No. 84.

Under SFAS 123, the modification of the terms for the 125,000 warrants (see Note
7) required the Company to record additional debt conversion expense, which equaled the difference of the modified warrants value on the modification date and the value of the original warrants on the modification date. Accordingly, the Company recorded an additional expense in the amount of $28,750 for the three months ended September 30, 2003.


NOTE 8 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in accordance with U.
S. GAAP, which contemplates continuation of the Company as a going concern. The Company is in the development stage. It is in the process of acquiring an operating company. Presently, the Company has no source of revenues.

The Company believes that collections from notes receivable outstanding as of September 30, 2003 will not be sufficient to execute its business plan, and will need to obtain additional cash resources within the next twelve months through sales of debt or equity securities.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay or scale back its plan to manage an operating company upon the consummation of an acquisition.


NOTE 9 - SUBSEQUENT EVENTS

During October 2003, the Company received $47,200 towards notes receivables that were in default (see Note 5).

On September 3, 2003, the Company entered into a letter of intent with MK Secure Solutions, inc. ("MKSS") to acquire all of MKSS outstanding common stock.

During November 2003, the Company terminated its letter of intent with MK Secure Solutions, Inc.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements


NOTE 9 - SUBSEQUENT EVENTS (Continued)

On November 12, 2003, the Company entered into a Letter of Intent ("LOI") to acquire Stellar Venture Partners, LLC ("SVP"). Under the terms of the LOI, the Company proposes to issue approximately 57,600,000 shares of its common stock and 38,400,000 shares of Series B convertible preferred stock to the shareholders of SVP in exchange for 100% of the membership interests of SVP. Upon the completion of the proposed acquisition of SVP and assuming the conversion of all the Company's Series B convertible preferred stock, the Company expects the number of shares of common stock held by its current shareholders to represent approximately 20% of its then issued and outstanding shares of common stock. If the purchase agreement is not executed by December 31, 2003, the LOI will be terminated.


NOTE 10 - RECLASSIFICATIONS

For comparability purposes, certain figures for the three months ended September 30, 2002 and for the period from date of inception through September 30, 2003 have been reclassified where appropriate to conform with the financial statement presentation for the three months ended September 30, 2003. These reclassifications did not affect reported net loss.

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

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. In that regard, on December 30, 2002, we purchased three (3) units of limited partnership interest in Louisiana Shelf Partners, L.P. In September 2003, we disposed of all of our oil and gas interests.

         On September 3, 2003, we executed a non-binding letter of intent to acquire MK Secure Solutions, Ltd, a British Virgin Islands private limited company ("MailKey"). On November 4, 2003, we announced that our proposed acquisition of MailKey had been terminated.

Our Proposed Acquisition of Stellar Venture Partners, LLC.

         On November 12, 2003, we executed a non-binding letter of intent to acquire Stellar Venture Partners, LLC, a Georgia limited liability company ("Stellar"). We plan to effectuate the acquisition of Stellar by purchasing all of the issued and outstanding membership interests in, and all rights to purchase membership interests in, Stellar from the holders thereof. We expect the acquisition of Stellar to be completed prior to December 31, 2003.

         We are currently proposing to issue approximately 57,600,000 shares of our common stock to acquire Stellar on the date the acquisition is consummated and shares of our Series B Convertible Preferred Stock convertible into approximately 38,400,000 additional shares of our common stock after the consummation of the acquisition and the taking of certain corporate actions by us. Upon the completion of our proposed acquisition of Stellar and assuming the conversion of all of our Series B Convertible Preferred Stock, we expect the number of shares of common stock held by our current stockholders to represent approximately twenty percent (20%) of our then issued and outstanding shares of common stock.

         Our agreement to acquire Stellar is contingent upon several factors, including but not limited to:

         o the negotiation, preparation and execution of a definitive purchase agreement;

         o the receipt by the parties to the purchase agreement of all necessary board and shareholder approvals and third party consents and government approvals; and

         o the completion of due diligence investigations by Stellar and us of each other's business, operations, financial condition and prospects to the sole satisfaction of the party conducting the investigation.

         Upon the consummation of our proposed acquisition of Stellar, we intend to effectuate a reverse stock split of our shares of common stock and change our name to a name determined by mutual agreement of the parties to the purchase agreement.

         In the event we are unable to complete the acquisition of Stellar, we plan to identify one or more other suitable operating companies with which to merge or to acquire.

Liquidity And Capital Resources

         Over the past twelve (12) months, our primary sources of financing consisted of a $550,000 principal amount 14% Secured Convertible Note (the "September Note") dated September 17, 2002 issued to Trident Growth Fund, L.P. ("Trident") and a $400,000 principal amount 9% Secured Convertible Note (the "January Note"; and together with the September Note, the "Trident Notes") dated January 16, 2003 issued to Trident.

         The September Note accrued interest at a rate of 14 percent per annum payable monthly in arrears, was secured by substantially all of our assets, had a maturity date of September 30, 2003, and could be prepaid in whole at our option on any interest payment date. The September Note was convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.50 per share, subject to downward adjustment in the event that we issued shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance.

         The January Note accrued interest at the rate of 9 percent per annum payable monthly in arrears, was secured by substantially all of our assets, had a maturity date of January 31, 2004, and could be prepaid in whole at our option on any interest payment date. The January Note was convertible at the option of the holder into shares of our common stock at a conversion price of $1.50 per share, subject to downward adjustment in the event that we issued shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, less than the conversion price in effect at the time of such issuance.

         On January 16, 2003, in connection with the issuance of the January Note, we issued a warrant to Trident to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The warrant is exercisable in full and terminates on January 16, 2008. The exercise price applicable to the warrant is subject to downward adjustment in the event that we issue shares of common stock or securities convertible into common stock at a purchase price or conversion price, as applicable, less than the exercise price in effect at the time of such issuance.

         The Trident Notes required compliance with several financial covenants. In January 2003, we received a waiver from Trident from compliance with certain of these financial covenants. As consideration for the waiver, we issued to Trident a warrant to purchase an additional 25,000 shares of common stock at an exercise price of $1.50 per share. The warrant is fully vested and terminates on January 16, 2008.

         On September 9, 2003, we issued 4,000,000 shares of common stock to Trident in connection with its conversion of the full $942,000 principal amount due under the Trident Notes. In order to induce Trident to convert the Trident Notes, we:

         o reduced the conversion price of the Trident Notes to $.2355 per share;

         o reduced the exercise price applicable to the outstanding warrants held by Trident to $.25 per share; and

         o issued a warrant to Trident to purchase 200,000 shares of common stock at an exercise price of $.25 per share.

The warrant to purchase 200,000 shares of common stock is fully vested and terminates five (5) years from the date of grant.

         In connection with the conversion of the Trident Notes, we entered into an amendment and waiver to the loan agreements executed in connection with the issuances of the Trident Notes, pursuant to which the mandatory registration rights provisions of the loan agreements were deleted and any penalty and any other rights that Trident had as a result of our failure to comply with the mandatory registration rights provisions were waived by Trident.

         On September 25, 2003, we sold seven-tenths of one unit (0.7 units) of limited partnership interest in Louisiana Shelf Partners, L.P. to LSP Exploration, LLC ("LSP Exploration"), in consideration for which LSP Exploration issued a promissory note (the "LSP Exploration Note") in the amount of $350,000 payable to us. The LSP Exploration Note accrues interest at a rate of three percent (3%) per annum payable monthly, has a maturity date of September 24, 2004, and can be prepaid in whole at our option at any time.

         The forgoing constitutes our principal sources of financing during the past twelve (12) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

         We believe that our cash resources are currently insufficient to sustain our operations and that we will need to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities in order to execute our business plan.

ITEM 3.  CONTROLS AND PROCEDURES

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

       3.2          Bylaws                                            Incorporated  by  reference  to Exhibit  3.2 to
                                                                      the Registration Statement

       3.3          Certificate   of  Amendment  to  Articles  of     Incorporated  by  reference  to Exhibit  3.3 to
                    Incorporation                                     the Company's  Quarterly  Report on Form 10-QSB
                                                                      for the quarter ended December 31, 2002

       4.1          Specimen Stock Certificate                        Incorporated  by  reference  to Exhibit  4.1 to
                                                                      the Registration Statement

       10.1         Loan  Agreement  by and  between  the Company     Incorporated  by  reference  to Exhibit 10.1 to
                    and Trident  Growth Fund,  L.P.  ("Trident"),     the Company's  Quarterly  Report on Form 10-QSB
                    dated September 18, 2002                          for the quarter ended March 31, 2003

       10.2         Security   Agreement   by  and   between  the     Incorporated  by  reference  to Exhibit 10.2 to
                    Company and Trident, dated October 29, 2002       the Company's  Quarterly  Report on Form 10-QSB
                                                                      for the quarter ended March 31, 2003

       10.3         14%   Secured   Convertible   Note   in   the     Incorporated  by  reference  to Exhibit  4.1 to
                    principal    amount   of   $550,000,    dated     the Company's  Annual Report on Form 10-KSB for
                    September 17, 2002, issued to Trident             the year ended June 30, 2002

       10.4         Limited  Partnership  Agreement  of Louisiana     Incorporated  by  reference  to Exhibit 10.6 to
                    Shelf Partners, L.P., dated December 31, 2002     the Company's  Quarterly  Report on Form 10-QSB
                                                                      for the quarter ended March 31, 2003

       10.5         Loan  Agreement  by and  between  the Company     Incorporated  by  reference  to Exhibit 10.3 to
                    and Trident, dated January 16, 2003               the Company's  Quarterly  Report on Form 10-QSB
                                                                      for the quarter ended March 31, 2003

       10.6         First Amended Security Agreement by and           Incorporated by reference to Exhibit 10.4 to
                    between the Company and Trident, dated            the Company's Quarterly Report on Form 10-QSB
                    January 16, 2003                                  for the quarter ended March 31, 2003

       10.7         9% Secured  Convertible Note in the principal     Incorporated  by  reference  to Exhibit  4.3 to
                    amount of $400,000,  dated  January 16, 2003,     the Company's  Quarterly  Report on Form 10-QSB
                    issued to Trident                                 for the quarter ended March 31, 2003

       10.8         Warrant to purchase 100,000 shares of common      Incorporated by reference to Exhibit 10.5 to
                    stock, dated January 16, 2003, issued to          the Company's Quarterly Report on Form 10-QSB
                    Trident                                           for the quarter ended March 31, 2003

       10.9         Warrant to purchase 25,000 shares of common       Incorporated by reference to Exhibit 10.6 to
                    stock, dated January 16, 2003, issued to          the Company's Quarterly Report on Form 10-QSB
                    Trident                                           for the quarter ended March 31, 2003

      10.10         First  Amendment  and  Waiver to  Warrant  to     Filed herewith
                    purchase  100,000  shares  of  common  stock,
                    dated September 9, 2003, issued to Trident

      10.11         First  Amendment  and  Waiver to  Warrant  to     Filed herewith
                    purchase   25,000  shares  of  common  stock,
                    dated September 9, 2003, issued to Trident

      10.12         Warrant to purchase  200,000 shares of common     Filed herewith
                    stock,  dated  September  9, 2003,  issued to
                    Trident

      10.13         Securities  Purchase Agreement by and between     Filed herewith
                    the Company and Trident,  dated  September 9,
                    2003

      10.14         Securities  Purchase Agreement by and between     Filed herewith
                    the Company and LSP  Exploration,  LLC, dated
                    September 9, 2003

      10.15         3%   Promissory   Note  in  the   amount   of     Filed herewith
                    $350,000,  dated  September 25, 2003,  issued
                    to the Company by LSP Exploration, LLC

      10.16         Amendment to Loan Agreement dated September       Filed herewith
                    17, 2002 and Loan Agreement dated January 16,
                    2003, by and between the Company and Trident,
                    dated September 9, 2003

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

                                        INTERNATIONAL TRAVEL CD'S, INC.


Date:  November 21, 2003                /s/ Mark A. Bush
                                        --------------------------------
                                        Mark A. Bush
                                        President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

         10.10 First Amendment and Waiver to Warrant to purchase 100,000 shares of common stock dated September 9, 2003 issued to Trident Growth Fund, L.P.

         10.11 First Amendment and Waiver to Warrant to purchase 25,000 shares of common stock, dated September 9, 2003, issued to Trident Growth Fund, L.P.

         10.12 Warrant to purchase 200,000 shares of common stock, dated September 9, 2003, issued to Trident Growth Fund, L.P.

         10.13 Securities Purchase Agreement by and between the Company and Trident, dated September 9, 2003

         10.14 Securities Purchase Agreement by and between the Company and LSP Exploration, LLC, dated September 9, 2003

         10.15 3% Promissory Note in the amount of $350,000, dated September 25, 2003, issued to the Company by LSP Exploration, LLC

         10.16 Amendment to Loan Agreement dated September 17, 2002 and Loan Agreement dated January 16, 2003, by and between the Company and Trident, dated September 9, 2003

         31.1 Certification of President of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of President and Treasurer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002