Form 10QSB
period 2003-12-31
INTERNATIONAL TRAVEL CD S INC
filed 2004-02-17
CIK 1132590

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:  DECEMBER 31, 2003

                                       OR

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from ___________ to ______________


                          Commission File No. 000-33099


                         INTERNATIONAL TRAVEL CD'S, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            COLORADO                                             84-1553046
--------------------------------                            --------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                             Identification No.)


                        5633 STRAND BOULEVARD, SUITE 318
                              NAPLES, FLORIDA 34110
             ------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (239) 596-8655
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


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

Yes  [   ]   No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 97,000,004 issued and outstanding shares of the registrant's common stock, no par value per share, as of February 12, 2004.

         Transitional Small Business Disclosure Format (check one):

Yes  [   ]   No  [ X ]

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                1

          Condensed Consolidated Balance Sheet (unaudited)                    1

          Condensed Consolidated Statements of Operations - (unaudited)       2

          Condensed Consolidated Statements of Cash Flows - (unaudited)       3

          Notes to Condensed Consolidated Financial Statements                4

Item 2.   Plan of Operation                                                   8

Item 3.   Controls and Procedures                                            12


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   13

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheet


                                     ASSETS


                                                                    December 31,
                                                                       2003
                                                                    -----------
                                                                    (Unaudited)
Current assets
   Cash and cash equivalents                                        $       714
   Notes receivable                                                     602,800
   Interest receivable                                                   57,613
                                                                    -----------

Total current assets                                                $   661,127
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                               $   352,507
                                                                    -----------

Total current liabilities                                               352,507
                                                                    -----------

Stockholders' equity
   Preferred stock, no par value; authorized -
     10,000,000 shares; zero shares issued and outstanding                   --
   Common stock, no par value; authorized - 100,000,000 shares;
     23,350,000 shares issued and outstanding                                --
   Additional paid-in capital                                         2,359,797
   Deficit accumulated during development stage                      (2,051,177)
                                                                    -----------

Total stockholders' equity                                              308,620
                                                                    -----------

                                                                    $   661,127
                                                                    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months                    Six Months             July 20, 2000
                                                           Ended December 31,              Ended December 31,       (Inception) to
                                                     ----------------------------    ----------------------------    December 31,
                                                        2003            2002             2003            2002             2003
                                                     ------------    ------------    ------------    ------------    ------------
Revenues                                             $         --    $         --    $         --    $         --    $      5,000

Selling, general and administrative expenses
   Stock-based compensation                                    --              --              --              --          80,000
   Professional fees                                       59,158           8,656          84,319          33,258         230,969
   Merger-related consulting fees                         252,708              --         252,708              --         252,708
   Rent                                                       300             300             600             600           4,500
   Contributed services                                    15,000          40,000          30,000          80,000         195,225
   Other general and administrative expenses               21,277           4,073          32,339           5,925          60,070
                                                     ------------    ------------    ------------    ------------    ------------

Total selling, general and administrative expenses        348,443          53,029         399,966         119,783         823,472
                                                     ------------    ------------    ------------    ------------    ------------

Loss before other expenses, net                          (348,443)        (53,029)       (399,966)       (119,783)       (818,472)
                                                     ------------    ------------    ------------    ------------    ------------

Other (Income) expense
   Loss on disposal of asset                                   --              --              --              --           1,800
   Interest expense                                            --          19,250          29,901          59,958         202,168
   Debt conversion expense                                     --              --       1,086,350              --       1,086,350
   Interest income                                        (10,605)        (12,822)        (21,263)        (16,305)        (57,613)
                                                     ------------    ------------    ------------    ------------    ------------

Total other (income) expenses, net                        (10,605)          6,428       1,094,988          43,653       1,232,705
                                                     ------------    ------------    ------------    ------------    ------------

Net loss to common shareholders                      $   (337,838)   $    (59,457)   $ (1,494,954)   $   (163,436)   $ (2,051,177)
                                                     ============    ============    ============    ============    ============

Basic and diluted loss per common share              $      (0.01)   $         --    $      (0.07)   $      (0.01)
                                                     ============    ============    ============    ============

Basic and diluted weighted average common
    shares outstanding                                 23,350,000      19,350,000      21,828,261      19,350,000
                                                     ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended           July 20, 2000
                                                                 December 31,            (Inception) to
                                                        ----------------------------      December 31,
                                                           2003             2002              2003
                                                        -----------      -----------      -----------
Net cash (used in) provided by operating activities     $  (127,928)     $   256,629      $  (364,487)
                                                        -----------      -----------      -----------

Cash flows from investing activities
    Purchases of equipment                                       --               --           (3,221)
    Increase in notes receivable                                 --       (1,077,300)      (1,077,300)
    Proceeds from repayments of notes receivable            128,000          189,500          389,500
    Investment in limited partnership                            --         (350,000)        (350,000)
                                                        -----------      -----------      -----------

Net cash provided by (used in) investing activities         128,000       (1,237,800)      (1,041,021)
                                                        -----------      -----------      -----------

Cash flows from financing activities
    Issuance of common stock, net of costs                       --               --           24,096
    Issuance of notes payable                                    --        1,397,500        1,819,500
    Repayment of notes payable                                   --         (415,200)        (442,500)
    Working capital contributed by officer                       --               --            5,126
                                                        -----------      -----------      -----------

Net cash provided by financing activities                        --          982,300        1,406,222
                                                        -----------      -----------      -----------

Net increase in cash and cash equivalents                        72            1,129              714

Cash and cash equivalents, beginning of period                  642              961               --
                                                        -----------      -----------      -----------

Cash and cash equivalents, end of period                $       714      $     2,090      $       714
                                                        ===========      ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by International Travel CD's, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the conversion of the promissory notes payable (Note 8) and the divestiture of the investment in Louisiana Shelf Partners, L.P. ("LSP") (Note 7). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

During the quarter ended December 31, 2002, the Company intended to engage in the business of acquiring, exploring and developing natural gas and oil properties by acquiring ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. On December 30, 2002, the Company purchased three units' limited partnership interest in LSP, a Delaware limited partnership that owns oil and gas leasehold interests in Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. In September 2003, the Company disposed of all of its oil and gas interests in LSP (see Note 7) resulting in it becoming a public shell company, defined as an inactive, publicly quoted company with minimal assets or liabilities.

See Note 12 for information on the Company's merger in january 2004.

NOTE 3 - CONSOLIDATION

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned inactive subsidiary, International Travel CD's Acquisition Corp., a Delaware corporation incorporated in October 2003. All significant intercompany accounts and transactions have been eliminated.


NOTE 4 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the six months ending December 31, 2003, the total number of potentially dilutive shares excluded from diluted net loss per common share were 325,000.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's sole officer contributed office space to the Company for the six months ended December 31, 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying unaudited condensed consolidated financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The officer also contributed time and effort to the Company valued at $30,000 for the six months ended December 31, 2003. The time and effort was valued by the officer at $500 per hour based on the level of services performed and is included in the accompanying unaudited condensed consolidated financial statements as contributed services with a corresponding credit to additional paid-in capital.


NOTE 6 - NOTES RECEIVABLE

In October 2003, the company received payments on the promissory notes receivable totaling $47,200. The notes carried a 10% interest rate, matured in June 2003 and were in default. The outstanding balance of the notes totaling $252,800 and accrued interest of $54,822 were cancelled by the Company on January 15, 2004 (See Note 9).

The Company received a $350,000 unsecured promissory note in conjunction with the sale of its .7 unit interest in LSP. The note carries a 3% interest rate and matures on September 24, 2004. Accrued interest totaled $2,791 at December 31, 2003.


NOTE 7 - DIVESTITURE OF INVESTMENT IN LSP

During September 2003, the Company sold its 2 units' limited partnership interest in LSP to Trident Growth Fund, L.P. ("Trident") in exchange for the 666,667 shares of its Series A convertible preferred stock held by Trident. The preferred shares were subsequently canceled.

During September 2003, the Company sold its 0.3 units, limited partnership interest in LSP to Louisiana X Investors, LLC ("LAX") in exchange for the 100,000 shares of its Series A convertible preferred stock held by LAX. The preferred shares were subsequently canceled.

During September 2003, the Company sold its 0.7 units, limited partnership interest in LSP to LSP Exploration, LLC in exchange for a $350,000 promissory note (see Note 6).

As a result of the above transactions, the Company's investment in LSP has been eliminated and all of the Company's Series A convertible preferred stock has been cancelled and retired.


NOTE 8 - CONVERSION OF PROMISSORY NOTES

During September 2002 and January 2003, the Company issued a 14% and a 9% secured convertible note to Trident in the amount of $550,000 and $400,000, respectively. The notes were originally convertible into shares of common stock at $1.50 per share at the option of Trident. The Company repaid $8,000 in principal in January 2003.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 8 - CONVERSION OF PROMISSORY NOTES (Continued)

During September 2003, as an incentive for Trident to convert the promissory notes, the Company reduced the conversion price from $1.50 to $.2355, reduced the exercise price of the warrants it granted to Trident to purchase a total of 125,000 shares in January 2003 from $1.50 to $.25 per share, and granted Trident a warrant to purchase an additional 200,000 shares of the Company's common stock. Trident then converted the notes with an outstanding principal of $942,000 into 4,000,000 shares of the Company's common stock. As of the date of the conversion Trident owned approximately 17% of the Company. As a result of the conversion, the Company's issued and outstanding common stock increased from 19,350,000 to 23,350,000 shares and the number of shares of common stock to be issued upon the exercise of its outstanding warrants increased from 125,000 to 325,000 as of December 31, 2003 compared with June 30, 2003. Under Financial Accounting Standard ("FAS") No. 84 Induced Conversions of Convertible Debt an amendment of APB Opinion No. 26, the value of the inducement to convert the promissory note was recorded as expense. The reduction of the note conversion price resulted in a debt conversion expense of $1,011,600.

The additional warrant granted to Trident to acquire 200,000 shares of common stock on September 9, 2003 has an exercise price of $0.25 per share, is exercisable immediately and expires in five years.

The Company records the warrants using a fair value-based method of accounting under the recognition and measurement principles of FAS No. 123, Accounting For Stock Based Compensation. The Company valued the warrant to acquire 200,000 shares of common stock at $46,000 using the Black-Scholes Model and recorded a debt conversion expense as required by FAS No. 84.

Under SFAS 123, the modification of the terms for the warrants to acquire 125,000 shares of common stock required the Company to record additional debt conversion expense, which equaled the difference of the modified warrants value on the modification date and the value of the original warrants on the modification date. Accordingly, the Company recorded an additional expense in the amount of $28,750 for the six months ended December 31, 2003.


NOTE 9 - ADVISORY AGREEMENT

On December 15, 2003, the Company entered into an advisory agreement (the "Agreement") with 1025 Investments ("1025") whereby 1025 was engaged to provide advisory services to the Company in connection with the Company's merger with Stellar Venture Partners, LLC ("Stellar"). The Company was required to issue 650,000 shares of its common stock to 1025 and cancel the $252,800 outstanding note with accrued interest of $54,822 due from 1025 as compensation for its services upon the acquisition of Stellar. The terms of the Agreement provided that the Agreement would terminate on the earlier of six months from the Agreement date or the completion of the Company's merger with Stellar.

On January 15, 2004, the Company consummated its merger with Stellar and issued the 650,000 shares to 1025 and canceled the outstanding note and accrued interest due from 1025 (See Note 12).

Under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recognized and accrued for merger-related consulting fees for the advisory services provided by 1025 during the period from December 15, 2003 to December 31, 2003 in the amount of $93,935 related to the 650,000 shares issued, based on the market trading price of its stock on December 31, 2003.

The Company accrued an additional $158,773 for the advisory services provided by 1025 during the period from December 15, 2003 to December 31, 2003 in connection with the future cancellation of the note receivable and accrued interest due from 1025.

                         INTERNATIONAL TRAVEL CD'S, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 10 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying  financial  statements have been prepared in accordance with U.
S. GAAP, which contemplates continuation of the Company as a going concern. The Company is in the development stage. It is in the process of acquiring an operating company. Presently, the Company has no source of revenues.

The Company believes that collections from notes receivable outstanding as of December 31, 2003 will not be sufficient to execute its business plan, and will need to obtain additional cash resources within the next twelve months through sales of debt or equity securities.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay or scale back its plan to manage an operating company upon the consummation of an acquisition.


NOTE 11 - RECLASSIFICATIONS

For comparability purposes, certain figures for the three and six months ended December 31, 2002 and for the period from date of inception through December 31, 2003 have been reclassified where appropriate to conform with the financial statement presentation for the three and six months ended December 31, 2003. These reclassifications did not affect reported net loss.


NOTE 12 - SUBSEQUENT EVENTS

On January 12, 2004, the Company entered into a Security Purchase Agreement with Ram Trading Ltd. ("Ram") whereby the Company issued 1,000,000 shares of common stock for $320,000.

On January 15, 2004, International Travel CD's Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition"), consummated its merger with Stellar Venture Partners, LLC ("Stellar"), a Georgia limited liability company, pursuant to which Acquisition Corp. merged with and into Stellar, with Stellar remaining as the surviving entry. In accordance with the terms of the merger each membership interest of Stellar was cancelled in exchange for 13,241 shares of the Company's common stock, resulting in the members of Stellar acquiring approximately 74% ownership interest of the Company on a fully diluted basis. The combination of the Company and Stellar will be treated as a recapitalization of the Company. The Company will be the legal acquirer in the merger. Stellar will be the accounting acquirer since its members acquired a majority ownership interest in the Company. Consequently, the financial statements of the Stellar will become those of the Company. Within approximately thirty days after the merger, the Company plans to change its name to Stellar Technologies, Inc. and affect a one for four reverse stock split.

On January 15, 2004, the Company issued 650,000 shares of its common stock to 1025 and cancelled the outstanding note and accrued interest due from 1025 in consideration for the advisory services provided by 1025 in connection with the Company's merger with Stellar (see Note 9).

The Company is in the process of raising capital through a private offering of up to 2,500,000 shares of Series A Convertible Preferred Stock ("Shares"), no par value per share, and warrants ("Warrants") to acquire up to 2,500,000 shares of common stock, no par value per share. The Shares and Warrants will be sold in units comprised of one share of Series A Convertible Preferred Stock and one Warrant ("Units"). The Units will be sold at a purchase price of $.75 per Unit pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. Each Share is initially convertible into two shares of common stock, subject to adjustment, and each Warrant is initially exercisable into one share of common stock at an exercise price of $.60 per share, subject to adjustment. The Series A Preferred Stock has no voting rights, dividend rights, or liquidation preferences.

As of February 13, 2004, the Company had raised approximately $1,317,750 through the private offering.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements which speak only as of the date made. We undertake no obligation to publicly release the result of any revision to these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, the risks described in detail in the Company's most recent Annual Report on Form 10-KSB under the caption "Risk Factors" and the Company's other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement.

ITEM 2.  PLAN OF OPERATION

         Unless the context otherwise requires, references to the "Company," "we," "us," or "our" means International Travel CD's, Inc. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Report.

BACKGROUND

         We are a Colorado corporation that was formed on July 20, 2000, and are currently a development stage company.

         From the date of our formation through April 2002, we were engaged in the business of providing photography and digital services to organizations in the travel industry.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. In that regard, on December 30, 2002, we purchased three (3) units of limited partnership interest in Louisiana Shelf Partners, L.P. In September 2003, we disposed of all of our oil and gas interests and changed our business plan to that of identifying one or more suitable operating companies with which to merge.

OUR ACQUISITION OF STELLAR VENTURE PARTNERS, LLC

         On January 15, 2004 (the "Effective Time"), pursuant to an Agreement and Plan of Merger dated December 16, 2003 (as amended to date, the "Merger Agreement") by and among the Company, International Travel CD's Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Stellar Venture Partners, LLC, a Georgia limited liability company ("Stellar"), and MAS Services, Inc., a Florida corporation, we acquired Stellar by merging Merger Sub with and into Stellar, with Stellar remaining as the surviving entity and becoming our wholly-owned subsidiary (the "Merger").

         Pursuant to the terms of the Merger Agreement, at the Effective Time, we issued 72,000,004 shares of our common stock, no par value per share, to the membership interest holders of Stellar ("Interest Holders"), representing, on a fully diluted basis, approximately seventy-four percent (74%) of the then issued and outstanding shares of our common stock. Pursuant to the terms of the Merger Agreement, at the Effective Time, Mark A. Bush resigned as our sole officer and director, and Richard A. Schmidt was appointed to serve as our sole director, Chief Executive Officer, President and Treasurer.

         As a result of (i) the percentage of the shares of common stock acquired under the Merger Agreement by the Interest Holders, and (ii) the resignation of Mark A. Bush as our sole officer and director and the appointment of Richard A. Schmidt as our successor officer and director, the Merger may be deemed to have involved a change in control of the Company.

In addition, pursuant to the terms of the Merger Agreement, we have called and will convene a special meeting of our stockholders of record on March 11, 2004, to consider and approve (i) an amendment to our Articles of Incorporation to change our name from "International Travel CD's, Inc." to "Stellar Technologies, Inc."; and (ii) a reverse stock split of all of our issued and outstanding shares of common stock at a ratio of one-for-four, resulting in our stockholders receiving one share of common stock for every four shares of common stock that they currently own. In this connection, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission ("SEC") on January 30, 2004, and filed a definitive proxy statement on Schedule 14A with the SEC on February 17, 2004.

STELLAR VENTURE PARTNERS, LLC

         Stellar was organized on March 6, 2000. Stellar provides employee internet monitoring solutions through Stellar Internet Monitoring, LLC, a Florida limited liability company and indirect wholly-owned subsidiary of Stellar ("SIM"). SIM provides management with real time reports on employee use of the internet and instant messaging, and allows organizations to enforce their own internet usage policy, delivering instant enterprise-wide consolidated reporting in both statistical and graphical form. Through KidWeb, LLC, a Florida limited liability company and indirect wholly-owned subsidiary of Stellar, Stellar also creates software that helps children learn about the internet and create their own websites.

OUR PLAN OF OPERATION OVER THE NEXT 12 MONTHS

         As a result of the Merger, we intend to focus our future operations in the employee internet management ("EIM") market.

         The EIM market involves the provision of traditional internet access control and management services, but with added management and productivity-enhancing functionality. This market has been growing at an annual rate of several hundred percent over the last few years, and is expected to continue growing at a similar or greater rate over the next several years. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by such organization's employees by means of the internet and keeping a firm grip on information technology expenditures, while maintaining high employee morale and productivity.

         Our research indicates that organizations want a cost-effective answer to internet abuse that provides them with individual user monitoring data as well as organization-wide monitoring and analysis by department. We believe, based on our research, that approximately eighty percent (80%) of the organizations comprising the potential EIM market have taken little or no action to monitor internet use by their employees, and that the remaining twenty percent (20%) of such organizations implementing EIM technology are for the most part using outdated and ineffective technology.

         We plan to operate in the EIM market by providing organizations with next-generation technology that we expect will be far more effective at monitoring employee internet use than the technologies currently being used for this purpose. Our next-generation technology consists of an innovative web-based internet monitoring application that allows organizations to monitor internet usage by employees and prevent internet abuse. Our application provides organizations of any size with the security of knowing how its internet connections are being used without the need to purchase new hardware or software, and provides organizations with detailed reports of what web sites are being visited, and what e-mail is being sent and received, by which employee at what time.

         We intend to focus our research and development activities on the development of next-generation technologies in the EIM market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complimentary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies.

         We intend to acquire additional technologies that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to the acquisitions of complimentary technologies described above, we may, from time to time, explore possible acquisitions of companies, businesses or assets that we believe are complementary to our business.

         We expect that the number of people who we employ will increase substantially over the next 12 months as we continue to execute on our business plan.


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

      o reduced the exercise price applicable to the outstanding warrants held by Trident to $.25 per share; and

      o issued a warrant to Trident to purchase 200,000 shares of common stock at an exercise price of $.25 per share, which warrant is fully vested and terminates five (5) years from the date of grant.

         In connection with the conversion of the Trident Notes, we entered into an amendment and waiver to the loan agreements pursuant to which the mandatory registration rights provisions of the loan agreements were deleted and any penalty and any other rights that Trident had as a result of our failure to comply with the mandatory registration rights provisions were waived by Trident.

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

         On January 12, 2004, we issued  1,000,000 shares of common stock to RAM
Trading,   Ltd.,  a  Cayman  Islands  exempt  company,   in  exchange  for  cash
consideration of $320,000.

         We are currently conducting a private offering of up to 2,500,000 shares of Series A Convertible Preferred Stock, no par value per share, and warrants to acquire up to 2,500,000 shares of common stock. These securities are being sold in units comprised of one (1) share of Series A Convertible Preferred Stock and one (1) warrant. The units are being sold at a purchase price of $.75 per unit. Each share of Series A Convertible Preferred Stock is initially convertible into two (2) shares of common stock, and each warrant is initially exercisable into one (1) share of common stock at an exercise price of $.60 per share. The shares of Series A Convertible Preferred Stock do not provide the holders thereof with any dividend rights, voting rights or liquidation preferences.

         The forgoing constitutes our principal sources of financing during the past twelve (12) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

         We believe that our cash resources are sufficient to sustain our current operations for the next twelve (12) months. We intend to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities in order to finance possible acquisitions of companies, businesses, technologies or other assets that we believe are complementary to our business. If we are unable to obtain additional funds when they are needed or if the funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to acquire such companies, businesses, technologies or other assets.


ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

       3.2          Bylaws                                            Incorporated  by  reference to Exhibit 3.2 to
                                                                      the Registration Statement

       3.3          Certificate of Amendment to Articles  of          Filed herewith
                    Incorporation

       3.4          Certificate of Amendment to Articles of           Incorporated  by reference to Exhibit 3.3 to
                    Incorporation                                     the Company's Quarterly Report on Form 10-QSB
                                                                      for the quarter ended December 31, 2002

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

      10.10         First  Amendment  and Waiver to Warrant to        Incorporated  by reference  to Exhibit  10.10 to
                    purchase  100,000  shares of common stock,        the Company's  Quarterly Report on Form 10-QSB
                    dated  September 9, 2003, issued to Trident       for the quarter ended September 30, 2003

      10.11         First  Amendment  and Waiver to Warrant to        Incorporated  by reference  to Exhibit  10.11 to
                    purchase  25,000  shares of common stock,         the Company's  Quarterly Report on Form 10-QSB
                    dated  September 9, 2003,  issued to Trident      for the quarter ended September 30, 2003

      10.12         Warrant to purchase 200,000 shares of common      Incorporated by reference  to Exhibit  10.12 to
                    stock,  dated  September  9, 2003,  issued  to    the  Company's  Quarterly  Report  on Form 10-QSB
                    Trident                                           for the quarter ended September 30, 2003

      10.13         Securities Purchase Agreement by and between      Incorporated by reference to Exhibit 10.13 to
                    the Company and Trident, dated September 9,       the Company's  Quarterly  Report on Form 10-QSB
                    2003                                              for the quarter ended September 30, 2003

      10.14         Securities Purchase Agreement by and between      Incorporated by reference to Exhibit 10.14 to
                    the Company and LSP Exploration, LLC, dated       the Company's  Quarterly  Report on Form 10-QSB
                    September  9,  2003                               for  the  quarter  ended September 30, 2003

      10.15         3%  Promissory   Note  in  the  amount  of        Incorporated  by reference to Exhibit 10.15 to
                    $350,000,  dated September 25, 2003,  issued      the Company's  Quarterly Report on Form 10-QSB
                    to the Company by LSP Exploration, LLC            for the quarter ended September 30, 2003

      10.16         Amendment to Loan Agreement dated September       Incorporated by reference  to Exhibit  10.16 to
                    17, 2002 and Loan  Agreement dated January        the Company's  Quarterly Report on Form 10-QSB
                    16,  2003,  by and  between  the Company and      for the quarter ended September 30, 2003
                    Trident, dated September 9, 2003

       31.1         Certification  of  President  of the  Company     Filed herewith
                    required   by  Rule   13a-14(a)   under   the
                    Securities  Exchange Act of 1934,  as amended
                    (the "Exchange Act")

       31.2         Certification  of  Treasurer  of the  Company     Filed herewith
                    required   by  Rule   13a-14(a)   under   the
                    Exchange Act

       32.1         Certification of Chief Executive  Officer and     Filed herewith
                    Treasurer  of  Registrant  to 18 USC  Section
                    1350,  as Adopted  Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

On November 12, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") disclosing the Company's dismissal of Cordovano and Harvey, P.C. as the Company's independent accountant and the Company's engagement of L J Soldinger Associates as its new independent accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTERNATIONAL TRAVEL CD'S, INC.


Date:  February 13, 2004                   /s/  Richard A. Schmidt
                                           -------------------------------
                                           Richard A. Schmidt
                                           Executive Officer and Treasurer

                                  EXHIBIT INDEX

             Exhibit
              Number          Description
              ------          -----------

               3.3            Certificate of Amendment to Articles of
                              Incorporation

               31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

               31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

               32.1 Certification of Chief Executive Officer and Treasurer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002