Form 10QSB
period 2004-03-31
STELLAR TECHNOLOGIES, INC.
filed 2004-05-24
CIK 1132590

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended:  MARCH 31, 2004

                                       OR

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act of 1934

      For the transition period from ___________ to ______________

                          Commission File No. 000-33099

                           STELLAR TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              COLORADO                             84-1553046
   -------------------------------               ------------
   (State or Other Jurisdiction of               (IRS Employer
    Incorporation or Organization)             Identification No.)

                        5633 STRAND BOULEVARD, SUITE 318
                              NAPLES, FLORIDA 34110
                      -------------------------------------
                         (Address of Principal Executive
                                    Offices)

                                 (239) 596-8655
                      -------------------------------------
                           (Issuer's Telephone Number,
                              including Area Code)

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

Yes  [  ]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 25,428,523 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on May 21, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes  [  ]   No  [ X ]

                                     PART I
                              FINANCIAL INFORMATION


                  STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES`
                          (A DEVELOPMENT STAGE ENTITY)

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - (Unaudited)                     3


       Condensed Consolidated Statements of Operations - (Unaudited)           4


       Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)  5


       Condensed Consolidated Statements of Cash Flows  - (Unaudited)          6


       Notes to Condensed Consolidated Financial Statements                    7


Item 2. Management's Discussion and Analysis                                  12

PART II. OTHER INFORMATION


Item 2. Changes in Securities and Small Business Issuer Purchases of
           Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                      March 31, 2004  December 31, 2003
                                                                       -------------    -------------
                                                                         (Unaudited)      (Audited)
   Current assets
      Cash                                                             $   2,340,304    $     424,720
      Marketable securities                                                       --          244,300
      Notes receivable                                                       350,000               --
      Interest receivable                                                      4,948               --
      Accounts receivable                                                      3,255            2,888
      Prepaid management fees, related party                                      --           14,250
      Prepaid expenses                                                        29,938            9,524
                                                                       -------------    -------------
   Total current assets                                                    2,728,445          695,682
                                                                       -------------    -------------
   Property and equipment, net                                                62,725           72,809
   Cost based investment                                                     400,000          400,000
   Deposits                                                                       --            2,534
                                                                       -------------    -------------
                                                                       $   3,191,170    $   1,171,025
                                                                       =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Current portion of obligations under capital leases              $       4,088    $       4,088
      Accounts payable and accrued expenses                                  148,530           34,560
      Deferred revenues                                                       75,106           77,720
                                                                       -------------    -------------

   Total current liabilities                                                 227,724          116,368

   Obligations under capital leases, net of current portion                    7,555            8,473
                                                                       -------------    -------------

   Total liabilities                                                         235,279          124,841
                                                                       -------------    -------------

   Stockholders' Equity
     Preferred stock, par value 2003 - none; 2004 - $.001
       authorized 10,000,000 shares; zero shares issued
       and outstanding                                                            --               --
     Common stock, par value 2003 - none; 2004 - $.001;
       authorized 100,000,000 shares; 25,428,523 and
       18,000,001 shares issued, issuable and outstanding
       as of March 31, 2004 and December 31, 2003                             25,429               --
   Additional paid-in capital                                              8,385,260        4,246,069
   Subscription receivable                                                        --           (1,100)
   Deficit accumulated in the development stage                           (5,454,798)      (3,198,785)
                                                                       -------------    -------------
   Total Shareholders' Equity                                              2,955,891        1,046,184
                                                                       -------------    -------------

                                                                       $   3,191,170    $   1,171,025
                                                                       =============    =============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended               March 13, 2000
                                                                    March 31,                   (Inception)
                                                        --------------------------------             to
                                                           2004                 2003           March 31, 2004
                                                        ------------        ------------        ------------
   Revenues                                             $     59,413        $     52,545        $    233,124

   Expenses
        Depreciation and amortization expense                 11,314               9,761              64,615
        Investment costs                                      33,574                  --             123,802
        Labor costs and expense reimbursements               261,761             127,700             844,192
        Management fees, related party                        79,500              22,785             473,250
        General and administrative                            61,843              29,768             348,111
        Professional fees                                    151,749               6,822             308,407
        Marketing                                             28,875              21,469             133,494
        Research, development and product support             54,203              13,983             193,052
        Office rents                                           5,407               7,469             117,174
                                                        ------------        ------------        ------------

   Total expenses                                            688,226             239,757           2,606,097
                                                        ------------        ------------        ------------

   Loss from operations                                     (628,813)           (187,212)         (2,372,973)
                                                        ------------        ------------        ------------

   Other income (expense)
        Investee losses                                           --                              (1,040,096)
        Subsidiary loan impairment                                --                                (378,404)
        Interest and money market dividends                    2,157                 128             176,174
        Gains (losses) in trading securities                 138,393               3,277              49,846
        Impairment of goodwill                                    --                  --            (121,595)
                                                        ------------        ------------        ------------

   Total other income (expense)                              140,550               3,405          (1,314,075)
                                                        ------------        ------------        ------------

   Net Loss                                                 (488,263)           (183,807)         (3,687,048)

   Preferred Stock Dividend                                1,767,750                  --           1,767,750
                                                        ------------        ------------        ------------

   Net loss to common stockholders                      $ (2,256,013)       $   (183,807)       $ (5,454,798)
                                                        ============        ============        ============

   Pro Forma Information
        Net loss                                                            $   (183,807)       $ (5,454,798)

        Pro forma tax provision                                                       --                  --
                                                                            ------------        ------------

   Pro forma net loss                                                       $   (183,807)       $ (5,454,798)
                                                                            ============        ============

   Basic and diluted loss per common share              $      (0.10)       $      (0.01)       $      (0.44)
                                                        ============        ============        ============

   Basic and diluted weighted average common
     shares outstanding                                   23,743,865          14,979,821          12,435,586
                                                        ============        ============        ============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                          Additional                        in the
                                                 Common Stock              Paid-in       Subscription    Development
                                              Shares        Amount         Capital        Receivable       Stage          Total
                                           -----------    -----------    ------------    ------------   ------------   -----------
   March 13, 2000 (Inception)                       --    $        --    $        --     $        --    $        --    $        --

   June 6, 2000 private placement            3,633,028             --          1,100          (1,100)            --             --

   June 15, 2000 private placement          11,064,221             --      3,350,000              --             --      3,350,000

   Offering costs paid                              --             --        (29,843)             --             --        (29,843)

   Net loss                                         --             --             --              --       (475,730)      (475,730)
                                           -----------    -----------    ------------    ------------   ------------   -----------

   Balance at December 31, 2001             14,697,249             --      3,321,257          (1,100)      (475,730)     2,844,427

   Offerings costs paid                             --             --         (9,746)             --             --         (9,746)

   Net loss                                         --             --             --              --     (1,702,769)    (1,702,769)
                                           -----------    -----------    ------------    ------------   ------------   -----------

   Balance at December 31, 2002             14,697,249             --      3,311,511          (1,100)    (2,178,499)     1,131,912

   November 2003 private
     placement                               3,302,752             --      1,000,000              --             --      1,000,000

   Offering costs paid                              --             --        (65,442)             --             --        (65,442)

   Net loss                                         --             --             --              --     (1,020,286)    (1,020,286)
                                           -----------    -----------    ------------    ------------   ------------   -----------

   Balance at December 31, 2003             18,000,001    $        --    $ 4,246,069     $    (1,100)   $(3,198,785)   $ 1,046,184

   Collection of subscription
      receivable                                    --             --             --           1,100             --          1,100

   February 2004 private placement
       of Series A Preferred and
       warrants, net of offering
       costs paid                            1,178,500             --      1,764,001              --             --      1,764,001

   Preferred dividend from
       beneficial conversion feature
       of preferred stock issuance                  --             --      1,767,750              --             --      1,767,750

   Gain on sale of treasury stock                   --             --         59,163              --             --         59,163

   Net assets and liabilities acquired
       in merger with International
       Travel CD's, Inc.                     6,250,022             --        573,706              --             --        573,706

   Amendment to Articles of incorporation           --         25,429        (25,429)             --             --             --

   Net loss                                         --             --             --              --     (2,256,013)    (2,256,013)
                                           -----------    -----------    ------------    ------------   ------------   -----------

   Balance at March 31, 2004                25,428,523    $    25,429    $ 8,385,260     $        --    $(5,454,798)   $ 2,955,891
                                           ===========    ===========    ============    ============   ============   ===========

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months             March 13, 2000
                                                                       Ended March 31,              (Inception)
                                                                 ----------------------------           to
                                                                    2004             2003         March 31, 2004
                                                                 -----------      -----------      -----------
   Net cash used in operating activities                         $  (226,530)     $  (243,762)     $(2,090,752)
                                                                 -----------      -----------      -----------

   Cash flows provided by (used in) investing activities
         Purchase of property and equipment                           (1,231)              --          (45,176)
         Purchase of investee interest, net of cash assumed               --               --         (893,055)
         Advances to investees                                            --               --       (1,018,500)
                                                                 -----------      -----------      -----------

   Net cash used in investing activities                              (1,231)              --       (1,956,731)
                                                                 -----------      -----------      -----------

   Cash flows from financing activities
         Principal payments on capital lease obligations                (919)              --           (1,446)
         Offering costs paid                                          (3,749)          (4,433)        (108,780)
         Proceeds from sale of marketable securities
            (see Note 3)                                              59,163               --           59,163
         Proceeds from sales of preferred stock and warrants       1,767,750               --        1,767,750
         Proceeds from sales of common stock                         321,100          100,000        4,671,100
                                                                 -----------      -----------      -----------

   Net cash provided by financing activities                       2,143,345           95,567        6,387,787
                                                                 -----------      -----------      -----------

   Net increase (decrease) in cash                                 1,915,584         (148,195)       2,340,304

   Cash and cash equivalents, beginning of period                    424,720          536,195               --
                                                                 -----------      -----------      -----------

   Cash and cash equivalents, end of period                      $ 2,340,304      $   388,000      $ 2,340,304
                                                                 ===========      ===========      ===========

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1- BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Stellar Technologies, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the reclassification of certain of its marketable securities to treasury stock in January 2004 - see note 3. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 8-K/A Amendment to Current Report filed with the Securities and Exchange Commission on March 30, 2004 (see "History" below). The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004. The Company will be changing its accounting year to a June 30, 2004 fiscal year end and will file a transitional report for the period ended June 30, 2004.

Nature of Operations

The Company provides employee Internet management ("EIM") products and services that enable businesses to monitor, report and manage how their employees use the Internet. The Company's products and services give managers the ability to implement Internet access policies for different users and groups within their businesses, and support their efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. The Company and its subsidiaries are in the development stage.

History

The Company, formerly International Travel CD's, Inc. ("ILCD"), was formed on July 20, 2000, as a Colorado corporation. In September 2003, the Company disposed of all of its former operations and related assets resulting in it becoming a public shell company, defined as an inactive, publicly quoted company with minimal assets or liabilities.

In January 2004, the Company consummated an agreement and plan of merger with Stellar Venture Partners, LLC ("Stellar LLC"). The plan of merger provided for the Company to issue 18,000,001 shares of its common stock to the members of Stellar LLC in consideration for which each of the issued and outstanding Class A and Class B member units of Stellar LLC were cancelled and each issued and outstanding share of common stock of the Company's wholly owned subsidiary, International Travel CD's Acquisition Corp., was converted into one membership interest in Stellar LLC. The combination of Stellar LLC and ILCD was treated as a recapitalization of Stellar LLC and all equity transactions have been revised to reflect the recapitalization. As a result of the merger, the former members of Stellar LLC received approximately 74% of the issued and outstanding common stock of the Company on a fully diluted basis, which resulted in Stellar LLC being treated as the accounting acquirer and thus the operations and the financial statements of Stellar LLC have become those of the Company. In connection with the merger, the Company changed its name to Stellar Technologies, Inc.

For periods before the merger, the operations and financial statements of the Company are those of Stellar Venture Partners, LLC formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. In November of 2000, Stellar LLC and IO Ventures, LLC ("IO") formed Stellar Business Builders, LLC ("SBB") for the purpose of acquiring and managing the operations of its startup affiliates. Stellar LLC and IO each owned 50% of SBB. In May and June of 2001, Stellar Business Builders, LLC formed two wholly-owned subsidiaries, Stellar Internet Monitoring, LLC ("SIM") (formerly known as ICaughtYou, LLC), whose principal activity is providing companies with the ability to monitor their employee usage of the internet, and Kidweb, LLC ("KW"), whose primary activity is providing a web site development suite targeted directly at children. In November 2003, the Company purchased IO's remaining 50% interest in SBB for $100,000 in cash and as a result, SBB became a wholly-owned subsidiary of the Company.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION (Continued)

Stock-Based Compensation

In February, 2004, the Company granted stock-based compensation options to its new President as part of his employment agreement in addition to five of its employees. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2004             2003
                                                ------------    ------------

Net loss to common stockholders, as reported    $ (2,256,013)   $   (183,807)

Add: Stock-based employee/director
compensation included in reported net loss
  determined under APB No. 25,
  net of related tax effects                              --              --
Deduct: Total stock-based employee/director
  compensation expense under the fair value
  based method for all awards,
  net of related tax effects                        (192,787)             --
                                                ------------    ------------

Pro forma net loss                              $ (2,448,800)   $   (183,807)
                                                ============    ============

 Loss per share basic and diluted - as
    reported                                    $      (0.10)   $      (0.01)
 Loss per share basic and diluted - pro forma   $      (0.10)   $      (0.01)


Shares used in basic and diluted loss per
  share amounts                                   23,473,865      14,979,821
                                                ============    ============


Pro Forma Financial Information

As discussed above, Stellar LLC was originally organized in the form of a Limited Liability Company. Upon the Merger, its capital structure changed to that of a corporation. The change resulted in the Company retaining the tax benefit for the portion of the losses generated subsequent to January 15, 2004, whereas the previous losses were passed through to the Stellar, LLC members. Pursuant to Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share", a pro forma income statement has been presented which reflects the impact of the Company's change in capital structure as if it had occurred March 13, 2000 (Stellar LLC's inception). This presentation reflects the Company generating a tax benefit, which has been offset with a valuation allowance, which includes the net operating losses incurred by Stellar LLC during the period from March 13, 2000 to January 15, 2004, the operating period prior to Stellar LLC's termination.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 1,398,000 and 0 at March 31, 2004 and 2003, respectively, which includes 81,250 shares related to warrants issued by ILCD prior to the recapitalization.


NOTE 3 - MARKETABLE SECURITIES

On November 17, 2003, Stellar LLC purchased 25,000 shares of ILCD stock and included those shares at their fair market value at December 31, 2003 in the amount of $28,500 in the balance of its marketable securities. Upon the merger (see Note 1) Stellar LLC became a wholly-owned subsidiary of the Company and, as a result these shares were reclassified from marketable securities to treasury stock in its equity section. In February 2004, the Company sold those shares and recorded the proceeds received in excess of the fair market value at December 31, 2003 against additional paid-in-capital of the Company in the amount of $59,163.


NOTE 4 - NOTE RECEIVABLE

The Company acquired a note receivable in the amount of $350,000 as part of the net assets received upon its recapitalization, as described in Note 1. The note was issued to ILCD as consideration for the sale of its 0.7 unit limited partnership interest of Louisiana Shelf Partners, LP in September 2003 to LSP Exploration, LLC. The note bears interest at the rate of three percent per annum and matures on September 24, 2004. The acquisition of this note receivable by the Company was a non-cash transaction and is therefore not reflected in the statement of cash flows.


NOTE 5 - STOCKHOLDERS' EQUITY

In January 2004, the Company raised $320,000 through the issuance of 250,000 shares of its common stock in a private placement transaction.

In January 2004, the Company consummated an agreement and plan of merger with Stellar LLC pursuant to which the Company acquired 100% of the issued and outstanding membership interests of Stellar LLC in consideration for which the members of Stellar LLC received 18,000,001 newly-issued shares of the Company's common stock. The combination of Stellar LLC and the Company was treated as a recapitalization of Stellar LLC and all equity transactions have been revised to reflect the recapitalization.

January 2004 in connection with the merger, the Company issued 162,500 shares of common stock for advisory services rendered to ILCD prior to the merger.

From January through February 2004, the Company raised gross proceeds of $1,767,750 through the sale of 2,357,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), no par value per share, and warrants ("Warrants") to acquire up to 589,250 shares of common stock, no par value per share. The Series A Preferred and Warrants were sold in units comprised of one share of Series A Preferred and one Warrant ("Units"). The Units were sold at a purchase price of $0.75 per Unit. Each Series A Preferred is initially convertible into one-half of a share of common stock, subject to adjustment, and each Warrant is initially exercisable into one share of common stock at an exercise price of $2.40 per share, subject to

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

adjustment, for a period of three years from the date of issuance. The Series A Preferred has no voting rights, dividend rights that are pari passu with the common stock of the Company, and no liquidation preferences. The Series A Preferred have a mandatory conversion feature, whereby if the Company either (i) effects a reverse stock split or (ii) increases the number of shares authorized to be issued above the current authorized limit of 100,000,000, each Series A Preferred automatically converts into one-half of a share of common stock of the Company. The Company's stock price on the commencement of the offering was $2.20; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the Series A Preferred, which are convertible at $1.50 per share, and detachable warrants with an exercise price of $2.40 per share, resulted in a beneficial conversion feature recorded as a preferred stock dividend in the amount of $1,767,750.

In March 2004, the Company effected a 1 for 4 reverse common stock split. All share and per share amounts in these financial statements have been adjusted for the reverse stock split.

On the date of the reverse stock split, all 2,357,000 shares of the Series A Preferred automatically converted into 1,178,500 shares of common stock.

Options

On February 4, 2004, the Company granted to five employees and the new president of the Company, options to purchase 727,500 shares of the Company's common stock at an exercise price of $1.76. The options vest over 1 year and expire 10 years from the date of grant.


NOTE 6 - SEGMENT REPORTING

Types of Activities

In 2004, the Company determined it has one reportable segment, employee internet monitoring. Prior to 2004, the Company had three segments: employee internet monitoring, Children's Website Development and Sales, and Investment Management and Corporate Development.

The following table represents segment data for the first quarter of 2003:

                                     Employee      Child Web      Investment
                                     Internet      Site and      and Corporate
                                    Monitoring    Development     Management
                                   -----------    -----------    -----------

   Total assets (excluding
    intercompany)                  $    32,899    $    33,460    $ 1,021,449
                                   ===========    ===========    ===========

   Total liabilities (excluding
    intercompany)                  $    63,180    $        --    $     2,552
                                   ===========    ===========    ===========

   Results of operations:
      Revenues                     $    52,545    $        --    $        --
      Depreciation                 $     1,905    $     6,250    $     1,606
      Net loss                     $  (101,086)   $    (6,515)   $   (76,206)

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - TRANSACTIONS WITH AFFILIATES

MAS Services, Inc. provided management services to Stellar LLC. MAS Services, Inc. is an investment analysis company. Under the Stellar LLC operating agreement MAS Services Inc. earned an annual management fee equal to three percent (3%) of the total capital committed to Stellar LLC by its members. MAS Services was also reimbursed for all out-of-pocket costs it incurred in connection with the organization or operation of Stellar LLC. The Company incurred management fees in the amount of $79,500, $22,785 and $473,250 in the quarters ending March 31, 2004 and 2003 and from inception through March 31, 2004, respectively. As of March 31, 2004 MAS Services and the Company had mutually agreed to terminate the management services arrangement between MAS Services, Inc. and Stellar LLC.


NOTE 8 - SUBSEQUENT EVENTS

In May 2004, the Company signed a non-binding letter of intent with CompuSven, Inc. to acquire all of the issued and outstanding common stock of CompuSven, Inc., a Florida corporation engaged in the development and sale of software for e-mail migration and e-mail data and directory management.

ITEM  1.  FINANCIAL  STATEMENTS

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: projections of revenues, earnings, synergies or other financial items; our future business, financial condition and results of operations; statements of the plans, strategies and objectives of management for future operations; our ability to fund future growth; statements regarding future economic conditions or performance; our ability to implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers and qualified personnel; our dependence on a small number of customers for revenue; customer acceptance and satisfaction with our Stellar Internet Monitoring ("SIM") products and services ("SIM Solutions"); anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the employee Internet management ("EIM") industry; rapid technological changes in the EIM industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as any other factors disclosed under "Item 7. Management's Discussions an Analysis" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

      Unless the context otherwise requires, references to the "Company," "we," "us," or "our" means Stellar Technologies, Inc and our subsidiaries. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report.

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

OUR ACQUISITION OF STELLAR VENTURE PARTNERS, LLC

      On January 15, 2004 (the "Effective Time"), pursuant to an Agreement and Plan of Merger dated December 16, 2003 (as amended to date, the "Merger Agreement") by and among the Company, International Travel CD's Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Stellar Venture Partners, LLC, a Georgia limited liability company ("Stellar Venture Partners"), and MAS Services, Inc., a Florida corporation, we acquired Stellar by merging Merger Sub with and into Stellar, with Stellar remaining as the surviving entity and becoming our wholly-owned subsidiary (the "Merger").

      Pursuant to the terms of the Merger Agreement, at the Effective Time, we issued 72,000,004 shares of our common stock, no par value per share, to the membership interest holders of Stellar Venture Partners ("Interest Holders"), representing, on a fully diluted basis, approximately seventy-four percent (74%) of the then issued and outstanding shares of our common stock. Pursuant to the terms of the Merger Agreement, at the Effective Time, Mark A. Bush resigned as our sole officer and director, and Richard A. Schmidt was appointed to serve as our sole director, Chief Executive Officer, President and Treasurer.

      As a result of (i) the percentage of the shares of common stock acquired under the Merger Agreement by the Interest Holders, and (ii) the resignation of Mark A. Bush as our sole officer and director and the appointment of Richard A. Schmidt as our successor officer and director, the Merger may be deemed to have involved a change in control of the Company.

      After the Merger, we called and convened a special meeting of our stockholders to consider and approve proposals to: (i) amend our Articles of Incorporation to change our name from "International Travel CD's, Inc." to "Stellar Technologies, Inc."; (ii) amend our Articles of Incorporation to change the par value of our common stock and preferred stock from no par value per share to $.001 par value per share; (iii) our Articles of Incorporation to explicitly set forth our right to indemnify our directors and hold our directors harmless from certain liabilities for actions taken on our behalf to the fullest extent permitted under the Colorado Business Corporation Act; and (iv) effect a reverse stock split of all of our issued and outstanding shares of common stock at a ratio of one-for-four, resulting in our stockholders receiving one share of common stock for every four shares of common stock that they currently own. Each of these proposals was approved at the special meeting and became effective on March 11, 2004.

BUSINESS STRATEGY

      As a result of the Merger, we entered the employee Internet management ("EIM") market. The EIM market involves the provision of traditional Internet access control and management services, but with added management and productivity-enhancing functionality. This market has been growing at an annual rate of several hundred percent over the last few years, and, based on market research addressing the EIM market, is expected to continue growing at a similar or greater rate over the next several years. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by its employees by means of the Internet and keeping control over information technology expenditures, while maintaining high employee morale and productivity.

      Our research indicates that organizations want a cost-effective answer to Internet abuse that provides them with individual user monitoring data as well as organization-wide monitoring and analysis by department. Based on our research, we believe that approximately eighty percent (80%) of the organizations comprising the potential EIM market have taken little or no action to monitor Internet use by their employees, and that the remaining twenty percent (20%) of such organizations implementing EIM technology are, for the most part, using outdated and ineffective technology.

      We provide organizations with next-generation technology that we believe is far more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Our next-generation technology consists of an innovative web-based Internet monitoring application that allows organizations to monitor Internet usage by employees and prevent Internet abuse. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used without the need to purchase new hardware or software, and provides organizations with detailed reports of what web sites are being visited, and what instant messages are being sent and received by which employee at what time.

      We are focusing our research and development activities on the development of next-generation technologies in the EIM market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complimentary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies.

      We intend to acquire additional technologies that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to acquisitions of complimentary technologies described above, we may, from time to time, explore possible acquisitions of companies, businesses or assets that we believe are complementary to our business.

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

Revenue

      Revenue increased $6,868, or 13.1%, to $59,413 for the three months ended March 31, 2004 from $52,545 for the three months ended March 31, 2003. The increase of $6,868 was primarily a result of increased licensing revenues resulting from the addition of new customers. Approximately 21% of licensing revenue recognized for the three months ended March 31, 2004 was derived from licenses to first-time customers who initially purchased one-, two-, or three-year licenses of our SIM solutions in 2004. The remaining 79% of licensing revenue was generated from existing customers. We expect total revenue growth in 2004 to exceed total revenue growth in 2003 as we continue to generate licensing revenues from our existing customers and new customers.

Operating Expenses

      Operating expenses consist of selling and marketing expenses, general and administrative expenses, and research and development expenses.

      Selling and Marketing. Selling and marketing expenses consist of labor costs and expense reimbursements and marketing expenses. Selling and Marketing expenses increased $141,467, or 95%, to $290,636 for the three months ended
March 31, 2004 from $149,169 for the three months ended March 31, 2003. The increase of $141,467 in selling and marketing expenses was primarily due to increased labor costs and expense reimbursements related to increased licensing levels of our SIM solutions. We expect selling and marketing expenses to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

      General and Administrative. General and administrative expenses consist of management fees, professional fees, office rents and other general and administrative expenses. General and administrative expenses increased $231,655 to $298,499 for the three months ended March 31, 2004 from $66,844 for the three months ended March 31, 2003. The increase of $231,655 was primarily a result of costs associated with additional personnel needed to support our growing operations, the accelerated expensing of management fees paid to MAS Services, Inc. due to the cancellation of our management fee agreement with them, and an increase in professional fees associated with our year-end audits, costs associated with significant business transactions that we completed in 2004, and costs related to maintaining our status as a public company. We expect general and administrative expenses to increase in future periods as a result of growth in our operations, increasing expenses associated with being a public company and expansion of our international operations.

      Research and Development. Research and development expenses consist primarily of research, development and product support expenses. Research and development expenses increased $40,220 to $54,203 for the three months ended March 31, 2004 from $13,983 for the three months ended March 31, 2003. The increase of $40,220 in research and development expenses was primarily a result of personnel added to support the enhancements of our SIM solutions, the development of additional products, and the expansion of our list of technology partners. We expect research and development expenses to increase in the future as more personnel are added to support future product enhancements, expansion of our product offerings and additional technology partners.

Investment Costs

      We incurred investment costs in the amount of $33,574 for the three months ended March 31, 2004. We did not incur any such costs for the three months ended March 31, 2003. The increase of $33,574 was due primarily to expenses associated with our capital raising activities. We expect to incur additional investment costs in the future as we explore opportunities to raise additional capital through public or private offerings of debt or equity securities.

Other Income (Net)

      Net other income increased $137,145 to $140,550 for the three months ended March 31, 2004 from $3,405 for the three months ended March 31, 2003. The increase was due primarily to gains on sales of securities held for investment of $138,393 resulting from improved stock market conditions and the performance of the underlying companies in which we invested. We expect net other income to decrease in the future due to the minimal unrealized gains that we have in our remaining investment securities.

Preferred Stock Dividend

      We incurred a one-time charge for a preferred stock dividend in the amount of $1,767,750 for the three months ended March 31, 2004. The recognition of the preferred stock dividend resulted from the existence of a beneficial conversion feature associated with our issuance of 2,357,000 shares of our Series A Convertible Preferred Stock and warrants to acquire up to 589,000 shares of our common stock in a private offering that we completed in March 2004. We do not expect to incur any additional charges for preferred stock dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

      As of May 21, 2004, we had a cash balance of $2,340,304, notes receivable of $350,000, and an accumulated deficit of $5,454,798.

      Net cash used in operating activities was $226,530 for the three months ended March 31, 2004 compared with $243,762 for the three months ended March 31, 2003. The $17,232 decrease in cash used in operating activities was primarily due to an increase in accounts payable and accrued expenses of $148,530, partially offset by proceeds from the sale of marketable securities.

      Net cash used in investing activities was $1,231 for the three months ended March 31, 2004. We did not have any cash flows from investing activities for the three months ended March 31, 2003. The $1,231 increase in cash used by investing activities was due to purchases of property and equipment used in our business.

      Net cash provided by financing activities was $2,143,345 for the three months ended March 31, 2004 compared with $95,567 for the three months ended March 31, 2003. The $2,047,778 increase in net cash provided by financing activities was primarily due to proceeds from the sale of units comprised of shares of our Series A Convertible Preferred Stock and warrants to acquire shares of our common stock in the amount of $1,767,750, proceeds from the sale of shares of our common stock in the amount of $321,100, and proceeds from the sale of marketable securities in the amount of $59,163, partially offset by principal payments on capital lease obligations in the amount of $919 and the payment of offering costs in the amount of $3,749.

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

      On September 9, 2003, we issued 1,000,000 shares of common stock to Trident in connection with its conversion of the full $942,000 principal amount due under the Trident Notes. In order to induce Trident to convert the Trident Notes, we:

o     reduced the conversion price of the Trident Notes to $.942 per share;

o reduced the exercise price applicable to the outstanding warrants held by Trident to $1.00 per share; and

o issued a warrant to Trident to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, which warrant is fully vested and terminates five (5) years from the date of grant.

      In connection with the conversion of the Trident Notes, we entered into an amendment and waiver to the loan agreements pursuant to which the mandatory registration rights provisions of the loan agreements were deleted and any penalty and any other rights that Trident had as a result of our failure to comply with the mandatory registration rights provisions were waived by Trident.

      On September 25, 2003, we sold seven-tenths of one unit (0.7 units) of limited partnership interest in Louisiana Shelf Partners, L.P. to LSP Exploration, LLC ("LSP Exploration"), in consideration for which LSP Exploration issued a promissory note (the "LSP Exploration Note") in the amount of $350,000 payable to us. The LSP Exploration Note accrues interest at a rate of three percent (3%) per annum payable monthly, has a maturity date of September 24, 2004, and can be prepaid in whole at LSP Exploration's option at any time.

      On January  12,  2004,  we issued  250,000  shares of common  stock to RAM
Trading,   Ltd.,  a  Cayman  Islands  exempt  company,   in  exchange  for  cash
consideration of $320,000.

      On January 15, 2004, we issued 162,500 shares of our common stock to 1025 Investments, Inc. and cancelled a note receivable and accrued interest due from 1025 Investments in the aggregate amount of $307,622 in exchange for certain advisory services performed by 1025 Investments in connection with our merger with Stellar Venture Partners.

      On February 29, 2004, we completed a private offering of 2,357,000 shares of Series A Convertible Preferred Stock, no par value per share, and warrants to acquire 589,250 shares of common stock, for aggregate cash consideration of $1,767,750. These securities were sold in units comprised of one (1) share of Series A Convertible Preferred Stock and one (1) warrant. The units were sold at a purchase price of $.75 per unit. Each share of Series A Convertible Preferred Stock was initially convertible into one-half (1/2) of a share of common stock, and each warrant was initially exercisable into one-fourth (1/4) of a share of common stock at an exercise price of $2.40 per share. On March 11, 2004, as a result of our one-for-four reverse stock split, all shares of Series A Convertible Preferred Stock were converted into shares of our common stock.

      The forgoing constitutes our principal sources of financing during the past twelve (12) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

      As of March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

      We believe that our cash resources are sufficient to sustain our current operations for the next twelve (12) months. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. We intend to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities in order to finance possible acquisitions of companies, businesses, technologies or other assets that we believe are complementary to our business. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to acquire such companies, businesses, technologies or other assets.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

CHANGES IN SECURITIES

      On March 11, 2004, we amended our Articles of Incorporation to: (i) change our name from "International Travel CD's, Inc." to "Stellar Technologies, Inc.";
(ii) change the par value of our common stock and preferred stock from no par value per share to $.001 par value per share; and (iii) explicitly set forth our right to indemnify our directors and hold our directors harmless from certain liabilities for actions taken on our behalf to the fullest extent permitted under the Colorado Business Corporation Act. None of these actions, individually or in the aggregate, altered the relative rights and preferences of the holders of our common stock or preferred stock.

ISSUANCES OF SECURITIES

1. On January 12, 2004, we issued 250,000 shares of common stock to RAM Trading, Ltd. in exchange for cash consideration of $320,000. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

2. On January 15, 2004, we issued 18,000,001 shares of our common stock to the membership interest holders of Stellar Venture Partners as consideration for the acquisition of Stellar Venture Partners. These securities were issued to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

3. On January 15, 2004, we issued 162,500 shares of our common stock to 1025 Investments, Inc. as partial payment for certain advisory services performed by 1025 Investments in connection with our acquisition of Stellar Venture Partners. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

4. On February 29, 2004, we completed an offering of 2,357,000 shares of Series A Convertible Preferred Stock and warrants to acquire 589,250 shares of our common stock for gross cash proceeds of $1,767,750. All of the shares of Series A Convertible Preferred Stock converted into a total of 1,178,500 shares of common stock on March 11, 2004. Each warrant is exerciseable into one-fourth of a share of common stock at an exercise price of $2.40 per share and expire three years from the date of grant. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 11, 2004, we convened a special meeting of our stockholders to consider and approve the following proposals:

      (i) an amendment to our Articles of Incorporation to change our name from "International Travel CD's, Inc." to "Stellar Technologies, Inc.";

      (ii) an amendment to our Articles of Incorporation to change the par value of our common stock and preferred stock from no par value per share to $.001 par value per share;

      (iii) an amendment to our Articles of Incorporation to explicitly set forth our right to indemnify our directors and hold our directors harmless from certain liabilities for actions taken on our behalf to the fullest extent permitted under the Colorado Business Corporation Act; and

      (iv) a one-for-four reverse stock split of all of our issued and outstanding shares of common stock.

Each of these proposals was approved at the meeting and became effective on March 11, 2004. The results of the votes (calculated without giving effect to the one-for-four reverse stock split) are as follows:

1. Name change from "International Travel CD's, Inc." to "Stellar Technologies, Inc."

For:                          66,379,463
Against:                      2,000
Abstain:                      7,047
Broker Non-votes:             -0-

2. Change of par value of our common and preferred stock.

For:                          66,328,513
Against:                      6,000
Abstain:                      53,997
Broker Non-votes:             -0-

3. Provision for indemnification of our officers and directors.

For:                          64,926,675
Against:                      95,600
Abstain:                      1,366,235
Broker Non-votes:             -0-

4. One-for-four reverse stock split of our common stock.

For:                          66,250,663
Against:                      102,300
Abstain:                      35,547
Broker Non-votes:             -0-

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
                                               "Registration Statement")

    3.2      Bylaws                            Incorporated   by   reference  to
                                               Exhibit  3.2 to the  Registration
                                               Statement

    3.3      Articles of Amendment to          Incorporated   by   reference  to
             Articles of Incorporation         Exhibit  3.3  to  the   Company's
                                               Quarterly  Report on Form  10-QSB
                                               for the  quarter  ended  December
                                               31, 2002

    3.4      Articles of Amendment to          Incorporated   by   reference  to
             Articles of Incorporation         Exhibit  3.3  to  the   Company's
                                               Quarterly  Report on Form  10-QSB
                                               for the  quarter  ended  December
                                               31, 2003


    3.5      Certificate of Designation  for   Filed herewith
             Series A Convertible  Preferred
             Stock

    3.6      Amended and  Restated  Articles   Filed herewith
             of Incorporation

    4.1      Specimen Stock Certificate        Incorporated   by   reference  to
                                               Exhibit  4.1 to the  Registration
                                               Statement

    10.1     Loan  Agreement  by and between   Incorporated   by   reference  to
             the Company and Trident Growth Exhibit 10.1 to the Company's Fund, L.P. ("Trident"), dated Quarterly Report on Form 10-QSB
             September 18, 2002                for the  quarter  ended March 31,
                                               2003

    10.2    Security Agreement  by  and       Incorporated   by  reference  to
            between  the  Company  and        Exhibit  10.2  to  the  Company's
            Trident, dated October 29,        Quarterly  Report  on  Form 10-QSB
            2002                              for  the  quarter ended March 31,
                                              2003

    10.3   14% Secured Convertible Note in    Incorporated  by  reference
           the principal amount of $550,000,  to Exhibit  4.1 to the  Company's
           dated September 17, 2002,          Annual Report on Form 10-KSB
           issued to Trident                  for the year ended June 30, 2002

    10.4   Limited  Partnership  Agreement     Incorporated   by   reference  to
           of  Louisiana  Shelf  Partners,     Exhibit  10.6  to  the  Company's
           L.P., dated December 31, 2002       Quarterly  Report on Form  10-QSB
                                               for the  quarter  ended March 31,
                                               2003

    10.5     Loan  Agreement  by and between   Incorporated   by   reference  to
             the Company and Trident,  dated   Exhibit  10.3  to  the  Company's
             January 16, 2003                  Quarterly  Report on Form  10-QSB
                                               for the  quarter  ended March 31,
                                               2003

    10.6     First     Amended      Security   Incorporated   by   reference  to
             Agreement by and between the Exhibit 10.4 to the Company's Company and Trident, dated Quarterly Report on Form 10-QSB
             January 16, 2003                  for the  quarter  ended March 31,
                                               2003


    10.7 9% Secured Convertible Note in Incorporated by reference to the principal amount of Exhibit 4.3 to the Company's $400,000, dated January 16, Quarterly Report on Form 10-QSB
             2003, issued to Trident           for the  quarter  ended March 31,
                                               2003

    10.8     Warrant  to  purchase   100,000   Incorporated   by   reference  to
             shares of common stock, dated Exhibit 10.5 to the Company's January 16, 2003, issued to Quarterly Report on Form 10-QSB
             Trident                           for the  quarter  ended March 31,
                                               2003
    10.9     Warrant  to   purchase   25,000   Incorporated   by   reference  to
             shares of common stock, dated Exhibit 10.6 to the Company's January 16, 2003, issued to Quarterly Report on Form 10-QSB
             Trident                           for the  quarter  ended March 31,
                                               2003
   10.10 First Amendment and Waiver to Incorporated by reference to Warrant to purchase 100,000 Exhibit 10.10 to the Company's shares of common stock, dated Quarterly Report on Form 10-QSB September 9, 2003, issued to for the quarter ended September
             Trident                           30, 2003

   10.11 First Amendment and Waiver to Incorporated by reference to Warrant to purchase 25,000 Exhibit 10.11 to the Company's shares of common stock, dated Quarterly Report on Form 10-QSB September 9, 2003, issued to for the quarter ended September
             Trident                           30, 2003

   10.12 Warrant to purchase 200,000 Incorporated by reference to shares of common stock, dated Exhibit 10.12 to the Company's September 9, 2003, issued to Quarterly Report on Form 10-QSB
             Trident                           for the quarter  ended  September
                                               30, 2003

   10.13 Securities Purchase Agreement Incorporated by reference to by and between the Company and Exhibit 10.13 to the Company's Trident, dated September 9, Quarterly Report on Form 10-QSB
             2003                              for the quarter  ended  September
                                               30, 2003

   10.14 Securities Purchase Agreement Incorporated by reference to by and between the Company and Exhibit 10.14 to the Company's LSP Exploration, LLC, dated Quarterly Report on Form 10-QSB
             September 9, 2003                 for the quarter  ended  September
                                               30, 2003
   10.15 3% Promissory Note in the Incorporated by reference to amount of $350,000, dated Exhibit 10.15 to the Company's September 25, 2003, issued to Quarterly Report on Form 10-QSB the Company by LSP for the quarter ended September
             Exploration, LLC                  30, 2003

   10.16 Amendment to Loan Agreement Incorporated by reference to dated September 17, 2002 and Exhibit 10.16 to the Company's Loan Agreement dated January Quarterly Report on Form 10-QSB 16, 2003, by and between the for the quarter ended September
             Company  and   Trident,   dated   30, 2003
             September 9, 2003

   10.17     Securities  Purchase Agreement,   Filed herewith
             dated  January 12, 2004, by and
             between  the  Company  and  RAM
             Trading, Ltd.

   10.18     Option  to   Purchase   242,500   Filed herewith
             shares of Common  Stock  issued
             to Donald R. Innis

   10.19     Restated   Option  to  Purchase   Filed herewith
             242,500  shares of Common Stock
             issued to Donald R. Innis

   10.20     Form  of   Warrant   issued  in   Filed herewith
             connection   with  Offering  of
             Series A Convertible  Preferred
             Stock and  Warrants  to Acquire
             Shares of Common Stock

    31.1     Certification      of     Chief   Filed herewith
             Executive    Officer   of   the
             Company    required   by   Rule
             13a-14(a)  under the Securities
             Exchange   Act  of   1934,   as
             amended (the "Exchange Act")

    31.2     Certification  of  Treasurer of   Filed herewith
             the  Company  required  by Rule
             13a-14(a)  under  the  Exchange
             Act

    32.1     Certificate of Chief  Executive   Filed herewith
             Officer  and  Treasurer  of the
             Company    required   by   Rule
             13a-14(b)  under the Securities
             Exchange   Act  of   1934,   as
             amended


      (b) Reports on Form 8-K.

1. On January 20, 2004, we filed a report on Form 8-K with the SEC under Item 5 containing a copy of the press release we made on January 15, 2004.

2. On January 30, 2004, we filed a report on Form 8-K with the SEC under Items 1, 2, 5 and 7 disclosing our acquisition of Stellar Venture Partners, LLC on January 15, 2004.

3. On March 30, 2004, we filed an amendment to the report on Form 8-K that we previously filed with the SEC on January 30, 2004 under Item 7 to provide the financial statements and pro forma financial information required in connection with our acquisition of Stellar Venture Partners, LLC, on January 15, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STELLAR TECHNOLOGIES, INC.



Date:  May 24, 2004                          /s/  Richard A. Schmidt
                                             -------------------------------
                                             Richard A. Schmidt
                                             Chief   Executive   Officer   and
                                             Treasurer

                                  EXHIBIT INDEX

Exhibit Number                Description

    3.5                       Certificate   of   Designation   for   Series  A
                              Convertible Preferred Stock

    3.6                       Amended and Restated Articles of Incorporation

    10.17 Securities Purchase Agreement, dated January 12, 2004, by and between the Company and RAM Trading, Ltd.

    10.18 Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis

    10.19 Restated Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis

    10.20 Form of Warrant issued in connection with Offering of Series A Convertible Preferred Stock and Warrants to Acquire Shares of Common Stock

    31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2                      Certification   of   Treasurer  of  the  Company
                              required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended