Form 10KSB
period 2004-06-30
STELLAR TECHNOLOGIES, INC.
filed 2004-10-15
CIK 1132590

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO JUNE 30, 2004

                                    000-33099
                 -----------------------------------------------
                            (Commission File Number)

                           STELLAR TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            COLORADO                                     84-1553046
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation of organization)

         5633 STRAND BOULEVARD
              SUITE 318
            NAPLES, FLORIDA                               34110
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (239) 596-8655
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            Title of Each Class             Name of Exchange on which Registered
----------------------------------------    ------------------------------------
Common Stock, $0.001 par value per share                    None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_  No____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ____

         State issuer's revenues for the six month period ended June 30, 2004:
$109,374

         The aggregate market value of the voting common equity held by non-affiliates of the issuer based on the closing sale price of the issuer's common stock as reported on the OTC Bulletin Board on October 12, 2004 was $60,490,585. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

         As of October 12, 2004, 26,426,636 shares of the issuer's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                              TABLE OF CONTENTS

                                                                                                            PAGE
                                                   PART I
Item 1.        Description of Business ...................................................................     1
Item 2.        Description of Properties .................................................................    26
Item 3.        Legal Proceedings .........................................................................    26
Item 4.        Submission of Matters to a Vote of Security Holders .......................................    26

                                                   PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters .....................    27
Item 6.        Management's Discussion and Analysis of Financial Condition and Results of Operations .....    29
Item 7.        Financial Statements ......................................................................    39
Item 8.        Changes in Disagreements with Accountants on Accounting and Financial Disclosures .........    39
Item 8A.       Controls and Procedures ...................................................................    40
Item 8B.       Other Information .........................................................................    40

                                                  PART III
Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act of the Registrant ..................................    41
Item 10.       Executive Compensation ....................................................................    44
Item 11.       Security Ownership of Certain Beneficial Owners and Management ............................    46
Item 12.       Certain Relationships and Related Transactions ............................................    47
Item 13.       Exhibits and Reports on Form 8-K ..........................................................    48
Item 14.       Principal Accountant Fees and Services ....................................................    53
Financial Statements .....................................................................................   F-1
Signatures ...............................................................................................    54

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," the negative of such terms or similar expressions used in this Report are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange of 1934, as amended. Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item I of this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made and the Company undertakes no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         We were incorporated on July 20, 2000 as a Colorado corporation. We were initially engaged in the business of providing photography and digital services to organizations in the travel industry. We exited the travel industry in April 2002.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. Our plan was to acquire ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. In furtherance of this plan, we purchased an aggregate three percent (3%) limited partnership interest in Louisiana Shelf Partners, L.P. ("Louisiana Shelf"), a Delaware limited partnership that owns oil and gas leasehold interests in Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. In September 2003, we disposed of all of our oil and gas interests and exited the oil and gas business.

         On January 15, 2004, we acquired Stellar Venture Partners, LLC, a Georgia limited liability company ("Stellar Venture Partners"), by merging a wholly-owned subsidiary of ours with and into Stellar Venture Partners, with Stellar Venture Partners remaining as the surviving entity and becoming our wholly-owned subsidiary. At the effective time of the merger, we issued 18,000,001 shares of our common stock to the membership interest holders of Stellar

Venture Partners, LLC, representing, on a fully diluted basis, approximately seventy-four percent (74%) of the then issued and outstanding shares of our common stock. Mark A. Bush resigned as our sole officer and director, and Richard A. Schmidt was appointed to serve as our Chairman and Chief Executive Officer. As a result of the merger, we entered the employee Internet management ("EIM") industry.

         On July 14, 2004, we acquired all of the issued and outstanding capital stock of CompuSven, Inc., a Florida corporation ("CompuSven"). Upon completion of this acquisition CompuSven became a wholly owned subsidiary of the Company. CompuSven provides e-mail migration, e-mail data and directory management software and related services.

OVERVIEW

         We provide EIM products that enable businesses, government agencies, schools and other organizations to monitor, analyze, and evaluate online reports displaying how their employees use computing resources, including Internet access and instant messaging. Our primary product offering consists of our Stellar IM 3.1 Web Service Edition and our Stellar IM Enterprise Edition which we refer to collectively in this report as our Stellar Internet Monitoring ("SIM") solutions. We also provide related e-mail migration, e-mail data and directory management software and related services with our Stellar E-mail shuttle solution.

         Our flexible software applications operate in conjunction with a centralized database to monitor, archive, and warn of policy violations for web surfing and instant messaging. Our SIM solutions enable businesses to rapidly implement and configure Internet access policies for specific groups, user types and individuals within an organization. Our flexible and easy-to-use solutions capture information on Internet usage and store it on our remote secured servers or optionally on the client's site. We monitor employees' Internet activity without restricting the employees' access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies established by our customers. Business managers are then notified when a violation has occurred, and have the option of running a detailed graphical report displaying the aggregate Internet activity for the employees monitored. Our products are easy to deploy and use, and have minimal impact on an organization's information technology department. In addition, our products require minimal additional hardware, and can grow with our customers as they expand and support a broad range of network platforms, including proxy servers, firewalls and other network appliances and software.

INDUSTRY BACKGROUND

         As a highly flexible network capable of carrying almost any type of digital traffic, the Internet continues to evolve as a critical business tool and an important communications and commerce platform for enterprises worldwide. As part of their overall business strategies, many organizations are using the Internet to utilize business applications that are accessed over their corporate networks. Companies utilize the Internet to optimize their extended supply chains, automate their sales forces, track shipments and communicate with employees, customers, partners and suppliers. Due to the efficiencies, cost-savings and competitive advantages that can be gained by leveraging the Internet, many businesses are continuing to build out their computer networks and information technology infrastructure. In order to accommodate a significant number of simultaneous users and the increasing volume of data transfer associated with enterprise Internet use, many organizations continue to make substantial investments in wide-bandwidth connections such as dedicated T-1 lines, enabling high-speed Internet access.

         The Internet has also become a highly popular consumer medium for communication, entertainment, information and commerce. Market research firm International Data Corporation ("IDC") has projected that the number of corporate Internet users worldwide will grow to more than one (1) billion by 2004. This rapid adoption of the Internet has been accompanied by remarkable growth in the number of consumer-oriented content and commerce websites and by an expanding assortment of web-based consumer services and applications. Internet users today have the ability to communicate through e-mail and instant messaging, retrieve news and information from numerous Internet sources, download music, movies and other high-bandwidth content, share files over peer-to-peer networks, make online purchases of goods and services ranging from books to airline tickets, and generally access a broad range of non-business content and commerce websites. As the rapid evolution of Internet technology and web content continues, the amount and types of data, as well as the way people access it, has increased, creating growing challenges for employers.

         Internet access in the workplace is fast, convenient and essentially free to employees. In general, employees enjoy quicker and relatively unrestricted Internet access from their work desktop computers. As a result, many employees use their employers' computing resources for recreational "web surfing," peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters during business hours. However, this unmanaged non-business use of company computing and network resources, including Internet access, can result in increased risk and cost to the employer, including lost employee productivity, increased network bandwidth consumption, increased network security risks, and potential legal liability. Additionally, an employee's use of websites that offer free software downloads, pirated software and peer-to-peer applications may introduce spyware and other malicious code to the employee's desktop and to the corporate network, placing valuable corporate data at risk. In recent years, the rapid rise in the use of instant messaging and peer-to-peer file sharing in the workplace has created new conduits for viruses and malicious code that bypass traditional network security measures. All of these factors can contribute to higher costs for companies that make computing and network resources available to their employees.

         Traditionally, employers have attempted to mitigate the legal liability, productivity and bandwidth waste risks through written policies governing acceptable employee use of computing resources, and protect against security risks with a combination of external firewalls and anti-virus software. With the growth in multi-media content, the proliferation of blended viruses and the rapid increase in employee use of instant messaging and peer-to-peer file sharing, employers are finding that these measures are increasingly inadequate. Written Internet access and software application use policies are easily ignored, difficult to enforce and often require manual review of log files, which is both cumbersome and time-consuming. Because this method of enforcement does not proactively curtail undesirable Internet and software application usage, employers are forced to take potentially costly disciplinary actions after the fact. Firewalls can provide protections against external threats such as hacking, but do little to prevent employees from accessing unauthorized data from within an organization. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging.

         To address these problems, businesses are recognizing the need for a proactive approach to managing employee use of the Internet and computing resources, as well as the need to layer security and policy enforcement measures across multiple network access points, including the Internet gateway, the internal network infrastructure and employees' desktops. In the past, many businesses have sought products that enable them to proactively manage their employees' Internet access through filtering of URLs. Early Internet filtering software for the enterprise was largely derived from products that were originally developed to help parents prevent their children from accessing adult content at home or in schools, and used keyword matching and dynamic page review to block content. These products, and other more recent products, are limited to filtering of website URLs and do not address the evolving nature of Internet use with the accompanying rise in the use of instant messaging and peer-to-peer file sharing. Additionally, they typically lack the ability to meet the needs of growing organizations, cannot operate on multiple network platforms, do not provide the flexibility required by management and can be labor-intensive to deploy, consuming valuable information technology resources. Moreover, these applications generally do not operate in conjunction with a comprehensive database that is consistently refreshed and as effective.

         Workplace management of non-business-related use of computing resources and Internet access is becoming an increasingly important priority for organizations because of its impact on employee productivity, network bandwidth consumption, network and data security and potential legal liability. IDC estimates that between 30 and 40 percent of all internet use in the workplace is not related to business and that the EIM market will grow to $750 million by the end of 2004. Given the necessity of corporate Internet access and consumers' continuing adoption of the web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for an EIM solution that effectively addresses the needs of businesses to manage employee usage of the computing environment, including Internet access and desktop application use. Additionally, although the web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management policies to file types, applications and protocols, as well as web pages, at multiple points on the network. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications. These solutions must also be adaptable enough to mange new applications and technologies as they are developed.

         Most recently, certain of our closest competitors have been offering software applications that enable managers to select the types of Internet content and applications they wish to allow, block or continue employee access to, based on the database categories they have defined. The software applications are loaded onto the customers' servers and are monitored by the customers' information technology ("IT") staff. Their software applications categorize websites in a URL database, and then classify them into different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. Their software applications allow managers to permit or deny Internet access based on the employee, type of user, time of day, amount of personal surfing time and type of content being accessed.

EMPLOYEE INTERNET MANAGEMENT SOLUTIONS

         Our software applications enable businesses to monitor employee access to websites and instant messaging which does not require unreliable lists or proprietary databases without restricting the employees' access to web sites. Our SIM web based solutions capture information on Internet usage and store it on our remote secured servers that we maintain, rather than requiring that customers load the applications onto their servers and maintain it. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance based on the policies that businesses have implemented. Business managers are then notified when a violation has occurred, and have the option of running a detailed graphical report displaying the aggregate Internet activity for the employees monitored. Our products are easy to deploy and use, and have minimal impact on an organization's information technology department. In addition, our products require minimal hardware as a hosted solution, can grow with our customers as they expand and support a broad range of network platforms, including proxy servers, firewalls and other network appliances and software.

         The principal benefits of our products include:

         Enhanced Network and Data Security. Our SIM solutions add an additional layer of protection to an organization's network and data security by monitoring employee access to security-risk web sites such as those containing malicious mobile code or spyware. This allows an organization to proactively reduce the risk of malicious mobile code attacks - such as web-based worms, viruses, Visual Basic scripts and more - and prevent back-channel communication of important corporate or personal data by spyware programs.

         Increased Employee Productivity. Our software gives businesses the ability to more effectively manage employees' use of corporate computing resources, including website activity and instant messaging, thereby reducing non-productive use of these assets by employees. Our SIM solutions enable organizations to identify the pattern and scope of employees' Internet use, and to manage access to non-business related content and applications such as instant messaging. In addition, our software allows managers to monitor employee use of the Internet based on the employee, type of user, time of day, amount of personal surfing time and type of content being accessed, without denying the employee's access to the Internet.

         Conservation of IT Resources. We believe our SIM solutions allow organizations to reduce bandwidth consumption by managing personal Internet use and access to websites, in particular those that may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively, and helps ensure that bandwidth is available for mission-critical business applications such as voice-over-IP. In addition, by monitoring access to bandwidth-intensive content, organizations are able to save valuable network storage from being cluttered with MP3s, images and other files. This avoids costs arising from the need to buy additional networking equipment or storage servers.

         Reduced Exposure to Potential Legal Liabilities. Our SIM solutions support organizations' efforts to reduce exposure to legal liability resulting from the improper use of the Internet in the workplace. By implementing our products in conjunction with an overall corporate Internet usage policy, organizations can proactively curtail access to objectionable Internet content such as adult entertainment, illegal activities, hate and racism.

         In addition to the above benefits, our SIM solutions include several analysis and reporting capabilities to provide managers and IT administrators with multiple options for identifying, analyzing and reporting on Internet and activity and the risks associated with employee computing. These options include a full-featured reporting engine with pre-defined and customizable report templates, a real-time analyzer that provides a current view of network activity and browser-based reporting tools that allow non-technical managers to view Internet and application use data. In addition, our SIM solutions are designed to have minimal impact on network performance by eliminating the need for customers to install our applications on their servers and maintain them. Our SIM solutions may be used on a broad range of network platforms, and work with popular proxy servers, firewalls, cache engines, switches and routers.

PRODUCTS AND SERVICES

         Our SIM solutions are comprised of two (2) different product offerings, each tailored to a different customer target group. These product offerings consist of Stellar IM 3.1 Web Service Edition and Stellar IM Enterprise Edition. A description of each of these products is provided below.

Stellar IM 3.1 Web Service Edition

         Stellar IM 3.1 Web Service Edition is geared towards small to medium sized organizations of no more than approximately 2,000 employees. Stellar IM
3.1 Web Service Edition is a web-based product that provides organizations with the ability to utilize monitoring and reporting technology without the capital and manpower expenditures necessary to run in-house solutions. Stellar IM Web Service Edition requires only a small application to run at a customer's site while the "work" is performed on SIM servers, utilizing SIM's manpower and network bandwidth to process the data. Users simply logon via a secure web site to view their data using real-time reports.

         Monitoring both web browsing and instant messaging conversations, Stellar IM 3.1 Web Service Edition is a robust monitoring tool that provides management with the information that they need, when they need it in real time. E-mail alert notification is one of the many features available within Stellar IM 3.1 Web Service Edition, providing management with a break-down of people and computers that have violated the organization's Internet usage policy.

         Stellar IM 3.1 Web Service Edition offers a wide range of functions and key features including:

         o web-based reporting that eliminates the need for IT professionals to generate reports for managers, thus allowing them to concentrate on their core responsibilities;

         o secure, real-time reports that can be viewed online from any authorized computer in the world, giving management the ability to view company activity while out of the office;

         o data storage, processing and reporting that is performed on SIM's servers, saving organizations expenditures on IT resources and equipment costs; and

         o alert notifications that provide managers with automated e-mails that contain a list of violations by their employees.

         Stellar IM 3.1 Web Service Edition monitors, reports and alerts on web browsing and instant messaging conversations for all major instant messaging protocols, including AOL, Yahoo and MSN. Activity can be viewed for employees and departments via real-time reports while alerts can be created to flag web sites and instant messaging words or phrases that managers deem inappropriate. Alert setup is unique to each organization and can be altered by an organization's managers as needed. Stellar IM 3.1 Web Service Edition also offers instant messaging archiving for businesses that are required to record and store their messages.

Stellar IM Enterprise Edition

         Stellar IM Enterprise Edition is geared towards businesses that have fully equipped data centers and Oracle certified staff members. Stellar IM Enterprise Edition is a state-of-the-art enterprise solution that provides IT staff with full control of our SIM database, security and employee access to information. It provides managers with quick, reliable reporting on employees' use of the Internet rather than restricting access to useful websites. Comprehensive activity reports can be generated from the collected data and used to develop and enforce Internet usage policies as well as reward productive employees. The enterprise solution provides IT staff with the in-house capabilities to fully manage our Stellar IM database.

         Stellar IM Enterprise Edition and Web Services Edition offer a wide range of functions and key features, including:

System Features

         o the use of a high-speed, secure, industry standard Oracle database;

         o        Secure encrypted information transfer;

         o a centrally monitored application service provider environment;

         o accessibility via a web browser over the Internet from anywhere in the world through secure socket layer ("SSL") connections to our servers;

         o multiple logons for each organization, each with their own security access restrictions; and

         o        support for multiple languages.

Monitoring

         o monitoring of Internet usage on every computer in an organization;

         o monitoring of web browsing and instant messaging for compliance with human resource Internet usage policies;

         o consolidation and review of monitored data for compliance based on policies the organization has implemented; and

         o Access to the monitored information through a standard SSL-enabled web browser.

Alerts

         Alerts may be used to help monitor activity on an exception basis so that managers don't have to sift through tedious logs to determine if or when employees have broken the organization's Internet usage policy. Managers can receive detailed information about each violation, including:

         o        which user visited which web site;

         o        information about the web sites visited;

         o alerts if a violation of the organization's Internet usage policy occurs;

         o        drill down viewing of violations;

         o        ability to sort violations by alert type and date range; and

         o        e-mail notification of any alerts.

Secure Reporting

         o enterprise-wide reporting based on the corporate organization hierarchy;

         o departmental level management reports, including text and graphical reports, reports by physical location and reports by organizational level;

         o secure distribution of reports and alerts to department managers with security at every level to ensure that mangers can only access their direct employees' usage;

         o conversion of hits and time spent online to a cost based on an employee's hourly wage; and

         o enhanced customized alert categories to allow managers to be notified via e-mail of specific violations in their department.

         Upon an organization's selection of either our Stellar IM 3.1 Web Service Edition or our Stellar IM Enterprise Edition, a monitoring program is installed on one (1) computer on the organization's network. The program monitors the Internet traffic that the organization wants to monitor, filters the information, encrypts the information, then sends small summary information packets of all Internet usage by the organization's employees to our servers. The data is collected and stored in our database behind our firewall. The data is then available for managers of the organization to view through our secure applications by means of a standard SSL-enabled browser.

         To be able to use our SIM solutions, an organization must meet the following minimum system specifications:

         o        Operating system: Windows NT, Windows 2000 or Windows 2003;

         o Central processing unit: Pentium II 300 megahertz or greater recommended;

         o        Memory: 128 megabytes of RAM or greater recommended; and

         o Internet browser: For certain services, Microsoft Internet Explorer 5.0 or greater.

In addition, the organization must have an internal computer network and constant access to the Internet.

Stellar E-Mail Shuttle

         The Stellar E-Mail Shuttle(TM) is an e-mail migration and coexistence product that provides e-mail migration and data synchronization between e-mail systems, known as Anywhere2Anywhere(TM) technology. The e-mail systems supported by the Stellar E-Mail Shuttle(TM) include: Microsoft(R) Exchange Server/Outlook, Lotus(R) Domino/Notes, Novell GroupWise(R) and any IMAP4 e-mail system. The Stellar E-Mail Shuttle(TM) migrates and/or synchronizes inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups. Its modular design includes extractor and loader components which allow migration from multiple systems at any one time from a single management console called Launchpad(TM)

TECHNOLOGY

         Our SIM solutions comprise a server-based system designed to function in networks of virtually any size and configuration. Our SIM solutions are composed of a system of analyzing, reporting and managing applications integrated in a proprietary central policy engine. We use a process of automated content assessment and classification with manual verification to gather and classify new websites and applications for our databases. Our automated search technology uses Java-based tools and proprietary algorithmic classification systems to automatically search the Internet to identify and catalog websites. We have designed our products to run on multiple network platforms and in multiple locations. Our SIM solutions integrate with major firewalls, proxy servers, caching engines, network switches and routers.

 STRATEGY

         Our strategy is to maintain and strengthen our position in the market for EIM products and services. Key components of our strategy include the following:

         Increase Sales to Existing Customers. Many of our customers are organizations with hundreds or thousands of Internet-enabled employees. In most cases, these customers initially deploy our SIM solutions in one or two internal departments and pay licensing fees based only on the number of Internet users in those departments. We believe that there is a large opportunity to sell our existing customers licenses for additional Internet users within their organizations. We intend to aggressively pursue renewals of existing licenses and enterprise-wide deployment of our SIM solutions within our existing customer base.

         Aggressively Leverage Indirect Sales Channels. We currently have relationships with over 30 value-added resellers that focus on the U.S. market. Our indirect sales channels accounted for more than 10% of our licensing revenue for the year ended December 31, 2003. We intend to increase these channels through our Stellar Partner Channel Program and, accordingly, expect that the percentage of our total sales derived from our indirect channels will increase significantly in the future. We also plan to improve the productivity of our existing value-added resellers through lead development, marketing support, sales assistance and training. We intend to aggressively leverage and expand our indirect sales changes in both the domestic and international markets, through recruitment programs and our Stellar Partner Channel Program.

         Expand Our Customer Base. Our products have been deployed in more than 100 major organizations worldwide. We believe our large installed based of customers provides our products with market credibility, and we intend to leverage this credibility to further our market penetration. To address opportunities abroad, we intend to continue to increase the number of international resellers participating in our Stellar Partner Channel Program. Given the relatively higher costs of Internet access in many foreign markets, we believe that the need to mange employee Internet use will be cost-driven.

         Expand Our SIM Solutions Product Offering. We intend to continuously develop and update our software and database in order to keep current with the evolution of EIM technology. We plan to offer our customers enhanced reporting and management applications for our SIM Solutions and intend to provide additional software features that address additional categories of worker productivity and enterprise bandwidth consumption. Our next generation EIM solution, which we expect to be available during the fourth calendar quarter, will combine a blocking component with our existing monitoring and archiving services for Internet browsing, instant messaging and e-mail. We believe this will be the only solution to provide all such services in a single offering. We also intend to acquire additional EIM technologies complementary to our SIM solutions to expand the breadth of our product offering.

         Develop and Maintain Leading EIM Processes and Technologies. We intend to continue developing proprietary processes and technologies that give us what we believe is a distinct advantage over our competitors. We believe our competitive advantage will lie in the ability of our SIM solutions to enable organizations to monitor employee access to websites, without restricting the employees' access to web sites, as well as the ability of our SIM solutions to capture information on Internet usage and store it on our remote secured servers that we maintain, rather than requiring customers to load the applications onto their servers and maintain it themselves. We intend to continue to develop software and technology that will facilitate the integration of our products with the systems of our customers and Internet infrastructure providers. We believe that this will enable us to offer our products to a broader customer base than our competitors.

         Work Closely With Internet Infrastructure Providers. We intend to continue to work closely with Internet infrastructure providers and to continue to modify our software to integrate with these providers' products. We also intend to continue to work with these providers to migrate our software applications deeper into the network infrastructure, from proxy servers, firewalls and cache engines, to network routers. In addition, we plan to continue to sponsor co-marketing programs with these companies to associate our SIM solutions with their established brands so as to further enhance our market position.

SALES, MARKETING AND DISTRIBUTION

         We sell our products and services through direct channels and through indirect channels comprising a network of more than 30 value-added resellers. Our channel sales efforts are coordinated worldwide through a sales team of seven (7) individuals. Our customers generally enter into licensing agreements with us that are typically 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their license at the time the license is activated. Payment is due generally within 30 days of the invoice for the full term of the license.

         Our marketing strategy is to raise awareness of the potential risks associated with unmanaged employee use of corporate computing resources, generate qualified sales leads for our channel partners and increase recognition of SIM as a provider of EIM solutions. Our marketing efforts are targeted toward business executives, including information technology professionals, chief executives, upper-level management and human resource personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media in an effort to promote greater awareness for the growing problems caused by employee misuse of the Internet and other computing resources at work. We also provide potential customers and channel partners with free trials of our SIM solutions, typically for 30-day periods. Our additional marketing initiatives include:

         o advertising online and in high-technology magazines, management journals and other business-oriented periodicals;

         o participating in and sponsoring trade shows and industry events;

         o hosting regional and international seminars, webinars and training sessions for our sales organization and reseller partners, as well as customers and prospects;

         o participating in cooperative marketing efforts with our Internet infrastructure partners including web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars;

         o conducting speaking engagements on topics of interest to our customers and prospects;

         o using our website to communicate with our indirect sales channels, and provide product and company information to interested parties; and

         o providing and distributing soft- and hard-copy materials on our company, products, solutions, technologies, partnerships and benefits.

         Our strategic vision is to build long-term partnerships with our customers that help our customers maximize the success of their businesses. In furtherance of this, we have designed and implemented the Stellar Partner Channel Program to allow our reseller and partner channel to be an increasing source of sales of our SIM solutions to our customers. The purpose of this program is to reward our service partners for both the initial sale of our SIM solutions to a customer and the monthly recurring revenue streams generated by such customer's continued use of our SIM solutions. We believe that this provides a valuable incentive to our reseller partners to market our products and services to their customer base.

         Our service provider network is comprised of managed security, network and human resource companies that work with us towards delivering quality, online service solutions to our customers. Our reseller partner network consists of resellers worldwide that resell our SIM solutions to their customer base. We provide our reseller partners with a compensation model that enables them to earn monthly annuity income from us. We also provide our reseller partners with numerous benefits designed to incentivize them to present our SIM solutions to their customer base, including:

         o discounted in-house use of our SIM solutions and free technical support for in-house use of our SIM solutions;

         o sales and marketing support, including sales tools such as white papers, Internet usage audit reports, Internet abuse fact sheets, brochures and other materials designed to assist them in selling our SIM solutions;

         o access to our regional partner managers to assist our resellers in qualifying leads, sales calls, conference calls, volume pricing and other support in presenting our SIM solutions to potential customers; and

         o access to marketing opportunities in advertising, trade shows and similar media where our SIM solutions can provide visibility for our partners.

CUSTOMERS

         Our more than 100 customers range in size from companies with as few as 100 employees to Global 1000 companies, and include government agencies and educational institutions. For the six months ended June 30, 2004, with the exception of one (1) customer which accounted for 14% of our total revenues, none of our customers accounted for more than ten percent (10%) of our total revenues.

         Some of our key customers include the following:

         o        Char-Broil - W.C. Bradley Holding Company;

         o        Central DePage Healthcare;

         o        Comtech Telecommunications Corp.;

         o        Cook County Government, Chicago, Illinois;

         o        Shutts & Bowen, LLP

         o        Coconut Grove Bank.

         o        Institute of International Education

         o        Miller Tabak; and

         o        Inventions Submission Corporation

CUSTOMER SERVICE, TRAINING AND SUPPORT

         We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, e-mail and over the web, and our training services group delivers education, training and pre-sales support to our customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information. In addition, our customer service team proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

COMPETITION

         The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition may result in reduced market acceptance of our products, pricing pressure and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in scope and breadth of the products and services they offer. Our current principal competitors include:

         o companies offering network filtering products, such as Websense, SurfControl, Tumbleweed, Secure Computing, Symantec, 8e6 Technologies, Webwasher, Elron and Cerberian;

         o companies offering network reporting products, such as NetIQ and Wavecrest Computing; and

         o companies integrating URL filtering into specialized security appliances, such as SonicWALL and Internet Security Systems.

         We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now or may in the future develop and/or bundle EIM or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and web management service providers. We may face new competition from companies offering quality of service solutions, such a Packeteer; companies with a direct presence on computer desktops, such as Microsoft; and companies offering desktop management solutions, such as Altiris.

         Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

         We believe that the principal competitive factors in the market for our products include:

         o a product's ability to scale and support the requirements of complex networks;

         o the robustness of the solution, allowing management of emerging software and Internet applications, protocols and URLs;

         o        the use of a large and professionally maintained database;

         o        the breadth of the product offering;

         o the depth of the product's monitoring, reporting and analysis capabilities; and

         o        the price at which the products are offered to customers.

INTELLECTUAL PROPERTY RIGHTS

         Our intellectual property rights are important to our business. We rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our SIM brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.

         We do not have any trademark registrations for our SIM brand or patents relating to our proprietary technologies, nor do we have any applications for such rights pending. We intend to apply for legal protection for certain of our intellectual property in the future. However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

RESEARCH AND DEVELOPMENT

         We have invested significant time and resources in creating a structured process for undertaking product and database development projects. Members of our research and development department are involved with database production, software development, validation and testing, documentation and research. They work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses totaled $55,507 for the six months ended June 30, 2004. We incurred $29,224 research and development expenses for the six months ended June 30, 2003.

EMPLOYEES

         As of October 12, 2004, we had 21 employees. Of this number, 19 were full-time employees and 2 were a part-time employee. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

                                  RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-KSB before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT FOR US TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

         We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been offering our employee Internet management ("EIM") applications since 2001. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to sales of our Stellar Internet Monitoring ("SIM") solutions because we sell our SIM solutions under licensing agreements generally ranging in duration from 12 to 36 months and have been licensing our SIM solutions for less than three (3) years. Because of our limited operating history and because the market for EIM products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

         Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business, financial condition and results of operations to suffer.

WE HAVE A HISTORY OF LOSSES AND, BECAUSE WE EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE DO NOT EXPECT TO BECOME PROFITABLE IN THE NEAR TERM, IF EVER.

         We have experienced net losses in each fiscal quarter since our inception and as of June 30, 2004, we had an accumulated deficit of approximately $6.5 million. We incurred net losses to common shareholders of approximately $3.3 million during the six months ended June 30, 2004, approximately $1 million during the year ended December 31, 2003, and approximately $1.7 million during the year ended December 31, 2002. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

         o expand our domestic and international selling and marketing activities;

         o increase our research and development efforts to upgrade our existing SIM solutions and develop new products and technologies;

         o upgrade our operational and financial systems, procedures and controls;

         o hire additional personnel, including additional engineers and other technical staff; and

         o fulfill our responsibilities associated with being a public company.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH FUNDS MAY NOT BE AVAILABLE OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

         We expect that our operating expenses will continue to increase over the next 12 months. In addition, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

OUR FUTURE SUCCESS DEPENDS ON OUR EXISTING CUSTOMERS RENEWING AND PURCHASING ADDITIONAL LICENSES OF OUR SIM SOLUTIONS.

         Our future success depends on our ability to achieve substantial revenue from customer renewals for licenses of our SIM solutions. Licenses for our SIM solutions typically have durations of 12, 24 or 36 months, and our customers have no obligation to renew such licenses upon expiration. As a result, we may be unable to generate significant revenue from renewals. In order to maintain our revenue, we must be successful in renewing our license agreements.

         Our future success also depends on our ability to license additional services or product offerings to existing customers. As a result, to increase our revenue, we must obtain greater penetration of our existing customers to obtain greater coverage of their workforces.

WE MUST DEVELOP AND EXPAND OUR INDIRECT SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

         We currently sell our products both directly and indirectly. We intend, however, to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors and Internet service providers, to offer our SIM solutions to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customer introductions and co-marketing benefits and our operating results may suffer.

OUR INCREASING RELIANCE ON INDIRECT SALES CHANNELS COULD RESULT IN REDUCED REVENUE GROWTH BECAUSE WE HAVE LITTLE CONTROL OVER OUR VALUE-ADDED RESELLERS, DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS.

         We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will account for a larger percentage of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results may suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. A number of our value-added resellers and distributors have been adversely affected by the global economic downturn and we believe that their financial difficulties may negatively impact their ability to sell and market our SIM solutions. Some of our indirect sales channels also market and sell products that compete with our SIM solutions or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors' products and reducing or eliminating their efforts to sell our SIM solutions.

BECAUSE WE EXPECT TO DERIVE SUBSTANTIALLY ALL OF OUR FUTURE REVENUE FROM LICENSING FEES FOR OUR SIM SOLUTIONS, ANY FAILURE OF THIS PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MEANINGFUL MARKET ACCEPTANCE MAY SERIOUSLY HARM OUR BUSINESS.

         Substantially all of our revenue come from licensing fees for our SIM solutions, and we expect this trend to continue for the foreseeable future. If, for any reason, revenues from the licensing of our SIM solutions decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our SIM solutions fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our SIM solutions will achieve any meaningful market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of our SIM solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our SIM solutions. Any failure or delay in diversifying our existing offering could harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

         Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our SIM solutions are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our SIM solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies may limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, financial condition and results of operations.

FAILURE OF OUR PRODUCTS TO WORK PROPERLY COULD IMPACT SALES, INCREASE COSTS, AND CREATE RISKS OF POTENTIAL NEGATIVE PUBLICITY AND LEGAL LIABILITY.

         Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our SIM solutions and we may find such errors in the future. The occurrence of errors could adversely affect licenses of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems. In addition, given that EIM technology generally, and our SIM solutions specifically, have yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we operated in a more established industry.

         In addition, because customers rely on our SIM solutions to manage employee behavior, any significant defects or error in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, our SIM solutions' capability to report Internet data retrieval requests and software application execution requests along with the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND STELLAR BRAND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our SIM brand, and we intend to apply for legal protection for certain of our intellectual property in the future. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and adequate legal protection of our intellectual property may not be available to us in every country in which we intend to sell our products. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and their mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from the execution of our business plan.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

         Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our products. Any such events could substantially harm our business, results of operations and financial condition.

IF WE ACQUIRE ADDITIONAL COMPANIES OR TECHNOLOGIES IN THE FUTURE, SUCH COMPANIES AND TECHNOLOGIES COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

         We intend to acquire or make investments in complementary companies, businesses, assets and technologies in the future. We have only made one such acquisition, and therefore, our ability to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

         o difficulties in integrating operations, technologies, services and personnel;

         o the diversion of financial and management resources from existing operations;

         o        the risk of entering new markets;

         o        the potential loss of key employees; and

         o the inability to generate sufficient revenue to offset acquisition or investment costs.

         In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

OUR CONTINUED GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

         We continue to experience rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

WE FACE INCREASING COMPETITION FROM MORE ESTABLISHED COMPANIES THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, WHICH MAY PLACE PRESSURE ON OUR PRICING AND WHICH COULD PREVENT US FROM INCREASING REVENUE OR ATTAINING PROFITABILITY.

         The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors may offer their products at a significantly lower price than our SIM solutions, which could result in pricing pressures on licenses of our product and in the commoditization of EIM products. If we are unable to maintain the current pricing on sales of our SIM solutions or increase our pricing in the future, our results of operations could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced licensing, reduced margins or the failure of our SIM solutions to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations. Our current principal competitors include:

         o companies offering network filtering products, such as Websense, SurfControl, Tumbleweed, Secure Computing, Symantec, 8e6 Technologies, Webwasher, Elron, and Cerberian;

         o companies offering network reporting products, such as NetIQ and Wavecrest Computing; and

         o companies integrating URL filtering into specialized security appliances, such as SonicWALL and Internet Security Systems.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which have developed and/or bundle, or may in the future develop and/or bundle, EIM or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If EIM functions become standard features of Internet-related hardware or software, the demand for our SIM solutions may decrease. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our SIM solutions. Moreover, even if our SIM solutions provide greater functionality and are more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our SIM solutions.

         Many of our potential competitors enjoy substantial competitive advantages, such as:

         o greater name recognition and larger marketing budgets and resources;

         o established marketing relationships and access to larger customer bases; and

         o substantially greater financial, technical and other resources.

As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

         Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. With the exception of our President, Donald R. Innis, and Sven James, our Chief Technical Officer, we do not have an employment agreement with any of our officers, management or other key personnel and, therefore, they may terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES THAT WE NEED TO SUPPORT OUR PLANNED GROWTH.

         To execute our growth plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel remains intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THE MARKET FOR OUR PRODUCTS CONTINUES TO EMERGE, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR OUR SIM SOLUTIONS AND OF OUR STELLAR BRAND, OUR GROWTH MAY BE LIMITED.

         Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet or of their computers. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for EIM and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, then the market for our SIM solutions may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Stellar brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Stellar brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Stellar brand, or if our expenses to promote and maintain our Stellar brand are greater than anticipated, our financial condition and results of operations could suffer.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

         Expansion in the sales of our SIM solutions depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standard and protocols to handle increase demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. If the Internet does not continue to be a widespread communications medium and commercial platform, the demand for our SIM solutions could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

EVOLVING REGULATION OF THE INTERNET MAY AFFECT US ADVERSELY.

         As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation is likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the validity of Internet commerce, which could have a material adverse effect on our business, financial condition and results of operations.

                         RISKS ASSOCIATED WITH OUR STOCK

NEW INVESTORS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION IN THE TANGIBLE NET BOOK VALUE OF THEIR SHARES.

         As of the date of this report, the market price of our common stock significantly exceeds the net tangible book value of our common stock. The net tangible book value of one share of our common as of June 30, 2004 was $0.13. As a result, investors purchasing common stock in the market will incur substantial dilution. In addition, we have issued warrants and options to acquire shares of common stock at prices significantly below the current market price of our common stock, the exercise of which will likely result in additional dilution when and if they are exercised.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of shares of our common stock in the market after this offering, or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 26,426,636 shares of common stock outstanding, of which 23,416,566 shares are "restricted securities," as that term is defined in Rule 144 of the Securities Act. We recently registered the public resale of 4,918,715 of these restricted shares We also registered the public resale of an additional 3,289,251 shares of common stock underlying various warrants. The shares registered in such offering will be freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.

         7,928,785 shares of our outstanding shares of common stock are freely tradable without restriction or subject to an effective registration statement. The remaining 18,497,851 shares of common stock continue to be restricted securities. Of this remaining number of shares, 166,815 shares are currently eligible for sale under Rule 144 of the Securities Act, 18,000,001 shares will become eligible for sale under Rule 144 of the Securities Act on January 15, 2005, and 331,035 shares will become eligible for sale under Rule 144 of the Securities Act on June 7, 2005.

         None of our directors, executive officers and other stockholders are subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

WE INTEND TO ATTEMPT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

         We intend to attempt to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. In addition, certain of our outstanding warrants contain provisions that provide for a downward adjustment in the exercise price in the event that we issue shares of our common stock or securities convertible or exerciseable into shares of our common stock at a price less than the exercise price in effect at the time of the issuance of such securities which could result in additional dilution to our stockholders.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

         The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

         o announcements of technological innovations or new products or services by our competitors;

         o demand for our SIM solutions, including fluctuations in license renewals; and

         o        fluctuations in revenue from our indirect sales channels.

        In addition, the market price of our common stock could be subject to wide fluctuations in response to:

         o        quarterly variations in our revenues and operating expenses;

         o announcements of technological innovations or new products or services by us; and

         o our technological capabilities to accommodate the future growth in our operations or those of our customers.

         In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

         Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenues and operating expenses. We expect that our operating expenses will continue to increase in the future as we expand our selling and marketing activities, increase our research and development efforts, and hire additional personnel. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

BECAUSE WE RECOGNIZE REVENUE FROM LICENSING FEES FOR OUR SIM SOLUTIONS RATABLY OVER THE TERM OF THE SUBSCRIPTION, DOWNTURNS IN SALES MAY NOT BE IMMEDIATELY REFLECTED IN OUR REVENUE.

         We expect that nearly all of our revenue for the foreseeable future will come from the licensing of our SIM solutions. Upon execution of a licensing agreement, we invoice our customers for the full term of the licensing agreement. We then recognize revenue from customers monthly over the terms of their licensing agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from license agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may not be a reliable indicator of market acceptance of our SIM solutions.

WE DO NOT INTEND TO PAY DIVIDENDS.

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters and principal offices are located at 5633 Strand Boulevard, Suite 318, Naples, Florida 34110, where we lease approximately 1,500 square feet of space on a month to month basis for payment of approximately $2,200. We lease additional office space at 10621 Airport Road #3, Naples, Florida 34109, where we lease approximately 1,900 square feet of space for a monthly rent payment of approximately $2,600. This lease expires in December 2006. CompuSven, our wholly owned subsidiary, leases office space located at 3200 Bailey Lane, Suite 99, Naples, Florida 34105 for a monthly rent payment of approximately $4,200. This lease expires June 30, 2006. We believe that our office space is adequate to support our current operations and that adequate additional space is available to support our operations over the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         Our common stock currently trades on the OTC Bulletin Board under the symbol "SLLR". The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

         Fiscal Year Ended June 30, 2004           High             Low
         -------------------------------          ------          ------
         Quarter ended June 30, 2004              $ 4.00          $ 2.65
         Quarter ended March 31, 2004               6.00            1.12
         Quarter ended December 31, 2003            1.60            1.00
         Quarter ended September 30, 2003           4.80            0.88

         Fiscal Year Ended June 30, 2003           High             Low
         -------------------------------          ------          ------
         Quarter ended June 30, 2003              $ 7.00          $ 4.80
         Quarter ended March 31, 2003              12.00            7.00
         Quarter ended December 31, 2002           13.20            4.84
         Quarter ended September 30, 2002          16.40            5.20


         The last price of the Company's common stock as reported on the OTC Bulletin Board on October 12, 2004, was $2.65 per share.

HOLDERS
         As of October 12, 2004, the number of stockholders of record of our common stock was seventy five (75). Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with our special meeting of shareholders on March 11, 2004, we believe that there are approximately 1,600 beneficial owners of our common stock.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

SINCE MAY 24, 2004, THE DATE OF OUR LAST QUARTERLY REPORT ON FORM 10-QSB, WE HAVE ISSUED AND SOLD THE FOLLOWING SECURITIES WITHOUT REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"):

         1. On June 8, 2004, we issued convertible promissory notes ("Convertible Notes"), Series A Warrants to purchase 1,200,000 shares of common stock (the "Series A Warrants") and Series B Warrants to purchase 1,200,000 shares of common stock (the "Series B Warrants") to a small group of accredited investors in consideration for cash proceeds of $1,500,000. The principal amount of the Convertible Notes and all accrued interest due thereunder were convertible into shares of our common stock at an initial conversion price of $2.50 per share. On July 12, 2004, the effective date of our registration statement on Form SB-2, the Convertible Notes were automatically converted into an aggregate of 601,155 shares of our common stock. Each Series A Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $2.50 per share, and each Series B Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $3.50 per share. In connection with the issuance of these securities, we paid a commission of $120,000 to a registered broker-dealer. We issued these securities to a limited number of accredited investors in a private offering exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder without engaging in any advertising or general solicitation of any kind.

         2. On June 8, 2004, we issued warrants to acquire 300,000 shares of our common stock to FEQ Investments, Inc. as partial payment for general financial advisory services provided to us. The FEQ Warrants are exerciseable into shares of our common stock at an exercise price of $3.25 per share commencing on January 1, 2005, and expire on June 4, 2009. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         3. On June 7, 2004, we issued 331,035 shares of our common stock to one accredited investor in consideration for the waiver of dissenters' rights obtained in connection with our acquisition of Stellar Venture Partners. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         4. On July 14, 2004, we acquired 100% of the capital stock of CompuSven, Inc., a Florida corporation ("CompuSven"). In partial payment of the purchase price, we issued 43,353 shares of common stock to Mr. James, the sole stockholder of CompuSven, and to Email Technologies, Inc., a Florida corporation, pursuant to an existing agreement with CompuSven. These securities were issued to two accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act
directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         5. On July 22, 2004, we issued 22,750 shares of our common stock to one accredited investor upon exercise of outstanding warrants issued to such investor. These shares were issued in a cashless exercise in accordance with the terms of the warrants. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" on page 15 of this Annual Report on Form 10-KSB and elsewhere in this Annual Report on Form 10-KSB. The following should be read in conjunction with our audited financial statements contained elsewhere in this Annual Report on Form 10-KSB. BACKGROUND

         On January 15, 2004 (the "Effective Date"), pursuant to an Agreement and Plan of Merger dated December 16, 2003 (as amended to date, the "Merger Agreement") by and among us, International Travel CD's Acquisition Corp., a Delaware corporation and our then wholly-owned subsidiary, Stellar Venture Partners, LLC, a Georgia limited liability company ("Stellar Venture Partners"), and MAS Services, Inc., a Florida corporation, we acquired Stellar Venture Partners by merging International Travel CD's Acquisition Corp. with and into Stellar Venture Partners, with Stellar Venture Partners remaining as the surviving entity and becoming our wholly-owned subsidiary.

         Pursuant to the terms of the Merger Agreement, at the Effective Date, we issued 18,000,001 shares of our common stock, $.001 par value per share, to the membership interest holders of Stellar Venture Partners, representing, on a fully diluted basis, approximately seventy-four percent (74%) of the then issued and outstanding shares of our common stock. Pursuant to the terms of the Merger Agreement, at the Effective Date, Mark A. Bush resigned as our sole officer and director, and Richard A. Schmidt was appointed to serve as our sole director, Chief Executive Officer, Treasurer and Secretary.

         As a result of (i) the percentage of the shares of common stock acquired under the Merger Agreement by the membership interest holders of Stellar Venture Partners, and (ii) the resignation of Mark A. Bush as our sole officer and director and the appointment of Richard A.

Schmidt as our successor officer and director, the Merger may be deemed to have involved a change in control of us.

         After completing the acquisition of Stellar Venture Partners, we called and convened a special meeting of our stockholders on March 15, 2004 to consider and approve proposals to: (i) amend our articles of incorporation to change our name from "International Travel CD's, Inc." to "Stellar Technologies, Inc.," change the par value of our common stock and preferred stock from no par value per share to $.001 par value per share, and explicitly set forth our right to indemnify our directors and hold our directors harmless from certain liabilities for actions taken on our behalf to the fullest extent permitted under the Colorado Business Corporation Act; and (ii) effect a reverse split of all of our issued and outstanding shares of common stock at a ratio of one-for-four, resulting in our stockholders receiving one share of common stock for every four shares of common stock owned as of the record date of the meeting. Each of these proposals was approved at the special meeting and became effective on March 11, 2004.

         On July 14, 2004, we acquired all of the issued and outstanding capital stock of CompuSven, Inc., a Florida corporation ("CompuSven"). Upon completion of this acquisition, CompuSven became a wholly owned subsidiary of the Company. The acquisition was completed pursuant to a Stock Purchase Agreement with Sven James, the sole stockholder of CompuSven. The total purchase price consisted of $889,985, of which $869,379 was paid at closing and 43,353 shares of the Company's common stock. Of this amount, $773,900 and 36,850 shares of Common Stock were issued to Mr. James, and pursuant to an existing agreement between CompuSven and Email Technologies, Inc., a Florida corporation, the balance of the purchase price was issued to Email Technologies.

OVERVIEW

         As a result of our acquisition of Stellar Venture Partners, we entered the employee Internet management ("EIM") market. Upon completion of our acquisition of CompuSven we now provide related e-mail migration, e-mail data and directory management software and related services with our Stellar E-mail shuttle solution The EIM market involves the provision of traditional Internet access control and management services, but with added management and productivity-enhancing functionality. International Data Corporation, a market research firm ("IDC"), estimates that the EIM market will grow to $750 million by the end of 2004. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by its employees by means of the Internet and keeping control over information technology expenditures, while maintaining high employee morale and productivity.

         We believe that organizations want a cost-effective answer to Internet abuse that provides them with individual user monitoring data as well as organization-wide monitoring and analysis by department. Based on our internal research, we believe that approximately eighty percent (80%) of the organizations comprising the potential EIM market have taken little or no action to monitor Internet use by their employees, and that the remaining twenty percent (20%) of such organizations implementing EIM technology are, for the most part, using outdated and ineffective technology.

         We provide organizations with next-generation technology that we believe is far more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Our next-generation technology consists of an innovative web-based Internet monitoring application that allows organizations to monitor Internet usage by employees and prevent Internet abuse. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used without the need to purchase new hardware or software, and provide organizations with detailed reports describing which web sites are being visited, what instant messages are being sent and received, which employees were involved, and what time the actions took place.

         Our research and development activities are focused on the enhancement of our current SIM solutions and on the development of next-generation technologies in the EIM market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complimentary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies. In that regard, we are developing our next generation EIM solution, which will add a blocking component to our existing Internet, instant messaging and e-mail monitoring and archiving capabilities. We believe this will be the most comprehensive solution available.

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

         Having completed the acquisition of CompuSven and its established customer and revenue base, and increased our direct sales force, we expect material increases in revenue during the next 12 months. The market for our products and services is large and continues to grow. Sustained spending on technology, continued emphasis on employee efficiency and growing awareness of and compliance with regulatory and reporting requirements by employers are all key external conditions which may affect our ability to execute our business plan. In order to maximize the market opportunities available to us, we need to increase our visibility to potential customers and continue to enhance the quality of our products and services to meet the demands of our customers and offerings of our competitors. We continue to focus a substantial amount of our resources to achieve visibility and develop superior solutions. Our ability to succeed on these initiatives is critical to our ability to successfully execute our business plan.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)

         In connection with the merger of the Company and Stellar Venture Partners, the former members of Stellar Venture Partners received approximately 74% of the then issued and outstanding shares of common stock of the Company on a fully diluted basis. As a result, under the United States General Accepted Accounting Principles ("GAAP"), Stellar Venture Partners is treated as the accounting acquirer and the operations and financial statements of Stellar Venture Partners prior to the Merger have become those of the Company.

         Prior to the Merger, Stellar Venture Partners had a fiscal year end of December 31, while the Company had and continues to maintain a fiscal year end of June 30. As a result, Stellar Venture Partners has changed its fiscal year end to June 30 in order to match that of the Company. The audited financial statements of the Company appearing elsewhere herein and discussed below relate to the transition period commencing January 1, 2004 and ending June 30, 2004. For comparison purposes, a condensed consolidated statement of operations for the six months ended June 30, 2004 and a condensed consolidated balance sheet as of June 30, 2004 are included in Note 16 to our audited financial statements contained elsewhere in this report.

Revenues

         Revenues consist entirely of licensing fees that we receive upon the sale of our SIM solutions. Revenues increased $34,081 or 45% to $109,374 for the six month period ended June 30, 2004 from $75,293 for the six month period ended June 30, 2003. The increase was primarily a result of increased licensing revenues received from new customers. Approximately 20% of revenues recognized for the six months ended June 30, 2004 was derived from licenses to first-time customers who initially purchased 12, 24 or 36 month licenses of our SIM solutions in 2004. The remaining 80% of revenues was generated from existing customers. We expect growth in revenues for future periods to exceed growth in revenues for past periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers. We also expect CompuSven, which we acquired in July 2004, to generate incremental revenue for us.

Operating Expenses

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.

         Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements consist of all salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees. Labor costs and expense reimbursements increased $267,202 to $559,965 for the six month period ended June 30, 2004 from $292,763 for the six month period ended June 30, 2003. The increase was due primarily to an increase of approximately $250,000 for general and administrative personnel, including Richard A. Schmidt, our new Chief Executive Officer, and Donald R. Innis, our new President, and an increase in sales personnel expenses of approximately $19,000. We expect labor costs and expense reimbursements to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

         Marketing. Marketing expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations. Marketing expenses increased $84,256 to

$116,045 for the six month period ended June 30, 2004 from $31,789 for the six month period ended June 30, 2003. The increase was primarily due to increased expenses associated with marketing campaigns and the promotion of our SIM solutions and increased public relations costs incurred as a result of our becoming a public company. We expect marketing expenses to increase in the future as we continue to expand our marketing efforts and promote our SIM solutions and related e-mail migration, e-mail data and directory management software and related services.

         General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $474,162 to $660,482 for the six months ended June 30, 2004 from $186,320 for the six months ended June 30, 2003. The increase resulted primarily from an increase of $27,750 in management fees paid to related parties associated with the accelerated expensing of management fees paid to MAS Services, Inc. due to the cancellation of our management fee agreement with it, an increase in professional fees of $353,755 associated with our year-end audits, significant business transactions that we completed in 2004 and compliance with SEC public reporting and corporate governance requirements and an increase of $82,506 in general and administrative fees related to travel and the overall growth of our business. We expect general, administrative and related fee expenses to increase in future periods as a result of increased costs associated with growth in our operations and increased professional fees associated with any acquisitions of businesses or technologies that we may make in furtherance of our acquisition strategy and our compliance with SEC public reporting and corporate governance requirements.

         Research and Development. Research and development expenses consist primarily of costs associated with the development of new products and services and the enhancement of our existing SIM solutions. Research and development expenses increased $26,283 to $55,507 for the six month period ended June 30, 2004 from $ 29,224 for he six month period ended June 30, 2003. The increase was primarily a result of increased costs associated with the development of new products and services and the enhancement of our existing SIM solutions. We expect research and development expenses to increase in the future as we pursue future product and service development, enhance our existing SIM solutions and e-mail migration, data and directory management solutions and enter into arrangements with additional technology partners.

         Loan Impairment. Our $350,000 note receivable from LSP Exploration, LLC ("LSP") matured in September 2004, and we have not been able to collect the amount owed to us. In connection with the preparation of the financial statements included in this report, we concluded that LSP does not have the ability to repay us the amount they owe us at this time and have, therefore, impaired the entire balance owed to us, including interest receivable as of June 30, 2004, in the amount of $354,949. Since we have impaired the entire balance, we will not incur any further losses related to this note in future periods. Should we collect this note or any portion thereof in the future, we would record the amount received as other income. We do not expect this impairment to result in any future cash expenditures.

Other Income (expense)

         Other income (expense) consists of investor losses, interest and money market dividends, gains in trading securities and interest expense.

         Interest Expense. Interest expense increased to $62,874 for the six months ended June 30, 2004. We did not pay any interest expense during the six months ended June 30, 2003. The interest expense consisted of $50,284 from the partial amortization of the debt discount associated with the warrants we issued with the $1.5 million in convertible notes and $10,000 from the partial amortization of loan fees that we paid to broker/dealers in connection with the note offering. In July 2004, we will expense the remaining debt discounts and beneficial conversion discounts we incurred in connection with the $1.5 million convertible note offering as the notes were converted into common stock upon the effective date of the registration statement covering the public resale of the common stock underlying the notes. Accordingly, in July 2004, we will record approximately $1.45 million of additional interest expense as the result of the acceleration.

         Gains in Trading Securities. Gains in trading securities consists of gains on the sale of securities held for investment. Gains in trading securities increased $134,988 to $138,393 for the six months ended June 30, 2004 from $3,405 for the six months ended June 30, 2003. We believe the increase was due primarily to improved stock market conditions and the performance of the underlying companies in which we invested. We do not expect to make any additional material investments in investment securities in the future, as we intend to focus our operations exclusively in the EIM and related e-mail migration, data and directory management markets. For this reason, we do not expect to realize any material gains in trading securities in the future.

Preferred Stock Dividend

         We incurred a one-time charge for a preferred stock dividend in the amount of $1,767,750 for the six months ended June 30, 2004. The recognition of this preferred stock dividend resulted from the beneficial conversion feature associated with our issuance of 2,357,000 shares of our Series A Convertible Preferred Stock that, in effect, were convertible at a price less than market price on the date of issuance, and warrants to acquire up to 589,251 shares of our common stock in a private offering that we completed in February 2004. We do not expect to record any additional charges for preferred stock dividends in the foreseeable future.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

         At December 31, 2003, we owned 100% of the outstanding voting interests in each of the subsidiaries through which we currently operate and our consolidated financial statements included the revenue and various operating expenses of these subsidiaries. At December 31, 2002, we owned only 50% of the outstanding voting interests in such subsidiaries. Under United States Generally Accepted Accounting Principles ("GAAP"), a company that does not own more than 50% of the outstanding voting interests at the end of the applicable year is required to report its net share of such revenues and operating expenses in a separate account in the company's statement of operations. As a result, the revenues and operating expenses of the subsidiaries through which we currently operate are not included in our various consolidated revenue and operating expense accounts for the year ended December 31, 2002 and instead, have been recorded on a net basis under the line item "Investee losses" appearing under the caption "Other income (expense)" in our consolidated statement of operations for such year.

         As a result of the foregoing, we believe that our consolidated revenues and operating expenses for the year ended December 31, 2003 are not comparable to our consolidated revenues and operating expenses for the year ended December 31, 2002, and therefore, any differences between our consolidated revenues and operating expenses for such years should not be relied upon as an indication of our future results of operations or performance.

Revenue

         We generated revenues of $173,711 for the year ended December 31, 2003. We did not generate any revenues for the year ended December 31, 2002. The increase of $173,711 was due entirely to the inclusion of revenues of the subsidiaries through which we operate in our investee losses rather than in our consolidated revenues for the year ended December 31, 2002.

Operating Expenses

         Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements increased $513,441 to $547,791 for the year ended December 31, 2003 from $34,350 for the year ended December 31, 2002. The increase was due primarily to the difference in the manner in which we reported the results of operations for our subsidiaries for the years ended December 31, 2002 and 2003, as noted previously.

         Selling and Marketing. Selling and marketing expenses were $93,082 for the year ended December 31, 2003. We did not have any selling and marketing expenses for the year ended December 31, 2002. The increase was due primarily to the difference in the manner in which we reported the results of operations for our subsidiaries for the years ended December 31, 2002 and 2003, as noted previously.

         General, Administrative and Related Expenses. General, administrative and related expenses increased $121,170, or 60.6%, to $321,083 for the year ended December 31, 2004 from $199,913 for the year ended December 31, 2003. The increase was due primarily to the difference in the manner in which we reported the results of operations for our subsidiaries for the years ended December 31, 2002 and 2003, as noted previously.

         Research and Development. Research and development expenses were $138,849 for the year ended December 31, 2003. We did not incur any research and develop expenses during the year ended December 31, 2002. The increase was due primarily to the difference in the manner in which we reported the results of operations for our subsidiaries for the years ended December 31, 2002 and 2003, as noted previously.

Impairment of Goodwill

         We determine impairment of goodwill based on the amount by which the carrying value of the assets to which the goodwill is attributed exceeds the fair value of such assets. We incurred a one-time charge for impairment of goodwill in the amount of $121,595 for the year ended December 31, 2003. The recognition of this expense was associated with our purchase of the then remaining and outstanding 50% membership interest in Stellar Business Builders, LLC ("Stellar Business Builders") from IO Ventures, LLC for $100,000. On the date of the purchase, Stellar Business Builders' liabilities exceeded its assets by $21,595. As a result, we recorded goodwill of $121,595, comprised of the $100,000 purchase price plus the $21,595 net liability. During the fourth fiscal quarter of 2003, we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that the full $121,595 of goodwill should be recorded as an impairment charge.

Gains in Trading Securities

         Gains in trading securities were $88,780 for the year ended December 31, 2003 compared to losses of $172,978 for the year ended December 31, 2002. We believe the gains on sales of securities of $88,780 resulted primarily from improved stock market conditions and the performance of the underlying companies in which we invested.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of June 30, 2004, we had a cash balance of $3,036,682.

         Net cash used in operating activities was $841,854 for the six months ended June 30, 2004 and was used primarily to fund our net loss.

         Net cash used in investing activities was $134,745 during the six months ended June 30, 2004 which consisted of $109,086 of checks issued in excess of funds acquired upon the merger with the Company and $25,659 of fixed asset additions.

         Net cash provided by financing activities was $3,588,561 during the six months ended June 30, 2004 which consisted primarily of $320,000 from the sale of shares of our common stock, $1,767,750 from sales of units comprised of shares of our Series A Convertible Preferred Stock and warrants to acquire common stock and $1,500,000 from the sale of convertible promissory notes. The foregoing amounts were offset by $128,749 of offering costs incurred in connection with the foregoing financings.

         Our working capital at June 30, 2004 was $2,472,803, compared to $579,314 at December 31, 2003. The $1,893,438 increase in working capital was due primarily to increases in cash of $2,611,962, accounts receivable of $126,430 and prepaid expenses and other assets of $146,409. These amounts were partially offset by an increase in convertible notes payable of $493,084, a decrease in marketable securities of $244,300, an increase in accounts payable and accrued expenses of $158,353 and an increase in deferred revenues of $93,329.

         Our primary sources of financing over the past twelve (12) months are set forth below.

         In November 2003, prior to completing the merger with us, Stellar Venture Partners, LLC completed a private offering of its equity securities for aggregate cash proceeds of $1,000,000.

         On January 12, 2004, we issued 250,000 shares of common stock to RAM Trading, Ltd., a Cayman Islands exempt company, in exchange for cash consideration of $320,000.

         On February 29, 2004, we completed a private offering of 2,357,000 shares of Series A Convertible Preferred Stock and warrants to acquire 589,250 shares of common stock, for aggregate cash consideration of $1,767,750. These securities were sold in units comprised of one (1) share of Series A Convertible Preferred Stock and one (1) warrant. The units were sold at a purchase price of $.75 per unit. Each share of Series A Convertible Preferred Stock was convertible into one-half (1/2) of a share of common stock, and each warrant was exercisable into one-fourth (1/4) of a share of common stock at an exercise price of $2.40 per share. On March 11, 2004, as a result of our one-for-four reverse stock split, the mandatory conversion feature of the Series A Convertible Preferred Stock was triggered and all such shares were converted into shares of our common stock.

         On June 8, 2004, we issued convertible promissory notes (the "Convertible Notes") and warrants to a small group of accredited investors for cash consideration of $1,500,000. The Convertible Notes were issued and sold together with the warrants at the rate of two (2) Series A Warrants ("Series A Warrants") and two (2) Series B Warrants ("Series B Warrants") for each $2.50 principal amount of Convertible Notes purchased. The principal amount of the Convertible Notes and all accrued interest due thereunder were convertible into shares of our common stock at an initial conversion price of $2.50 per share. Each Series A Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $2.50 per share and expire ninety (90) days after the effective date of the registrations statement, and each Series B Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $3.50 per share and expire June 7, 2009. The exercise price of the Series A Warrants and Series B Warrants are subject to downward adjustment in the event that we issue shares of our common stock or securities convertible into shares of our common stock at a purchase or conversion price less than the purchase or conversion price in effect at the time of the issuance of the Series A Warrants and Series B Warrants.

         The Convertible Notes accrued interest at a rate of 1.98% per annum, had a maturity date of June 7, 2005, and could be prepaid in whole at any time at our option. The Convertible Notes also contained a mandatory conversion feature pursuant to which the Convertible Notes automatically converted into shares of our common stock on the date the registration statement registering the public resale of the shares underlying the Convertible Notes, Series A Warrants and Series B Warrants was declared effective by the SEC. On July 12, 2004, the SEC declared such registration statement effective which triggered the mandatory conversion feature of the Convertible Notes pursuant to which the notes were converted into 601,155 shares of our common stock.

         As of June 30, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         The foregoing constitutes our principal sources of financing during the past twelve (12) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

         As of the date of this report, we have cash resources of approximately $1,500,000 and currently require approximately $300,000 per month to conduct operations. We believe that our current cash resources, expected recurring monthly revenue and revenue from new customers, will be sufficient to sustain our current operations for the next twelve (12) months. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. We intend to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities in order to finance possible acquisitions of companies, businesses, assets or technologies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that financing, if required, will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to acquire such companies, businesses, assets or technologies.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

         The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

         We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Specifically, in connection with each transaction involving our products, we must evaluate whether persuasive evidence of an arrangement exists, the product has been delivered, title and risk of lost has been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of recognized revenue for any period if we make different judgments or utilize different estimates.

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



ITEM 8B. OTHER INFORMATION

         Our $350,000 note receivable from LSP Exploration, LLC ("LSP") matured in September 2004, and we have not been able to collect the amount owed to us. In connection with the preparation of the financial statements included in this report, we concluded that LSP does not have the ability to repay us the amount they owe us at this time and have, therefore, impaired the entire balance owed to us, including interest receivable as of June 30, 2004, in the amount of $354,949. Since we have impaired the entire balance, we will not incur any further losses related to this note in future periods. Should we collect this note or any portion thereof in the future, we would record the amount received as other income. We do not expect this impairment to result in any future cash expenditures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following chart sets forth certain information about each director, executive officer and significant employee of the Company.

        Name           Age                    Positions Held
        ----           ---                    --------------
Richard A. Schmidt     61     Chairman of the Board of Directors, Chief
                              Executive Officer, Treasurer and Secretary

Donald R. Innis        57     President

Sven James             45     Chief Technology Officer

         The following is a brief summary of the business experience of each of the above-named individuals:

         Richard A. Schmidt, age 61, has served as our Chairman, Chief Executive Officer, Treasurer and Secretary since January 2004. Mr. Schmidt was the founder and Manager of Stellar Venture Partners, LLC from it formation on March 13, 2000 until its merger with the Company in January 2004. Since May 1995, Mr. Schmidt has served as the President and Chairman of the Board of MAS Services, Inc., a holding company with investments in entities involved in the publishing industry. In his position as President of MAS Services, Inc., Mr. Schmidt is the author of and investment strategist for the "Stellar Stock Report," an investment advisory publication with over 13,000 paid subscribers, and is the author of and investment strategist for the stellarstockreport.com, an Internet financial website. Prior to founding MAS Services, Inc., Mr. Schmidt held the position of General Manager with several Fortune 500 companies, including Evans Products, Caterpillar Tractor Company and Echlin Manufacturing, where he specialized in start-ups, turnarounds, mergers and acquisitions and divestiture activities. Mr. Schmidt graduated from Bradley University in Peoria, Illinois in 1966 and has participated in advanced management curricula and executive enhancement programs at the business schools of Roosevelt University, Ohio State University and Harvard University.

         Donald R. Innis, age 57, has served as our President since February 2, 2004. Mr. Innis has over 25 years of senior management experience with many Information Technology solution companies and is recognized as an expert on encryption and data security. He served as the President of Control Break International Corporation, a developer of data encryption software, from April 2003 to February 2004, during which time the company's revenues increased over 800% from the previous year. Beginning in 1987, Mr. Innis served as President of Inware Corporation, a developer of enterprise software that he founded. In 1998, Inware was acquired by Allen Systems Group ("ASG"), a provider of software to global Fortune 1000 companies, at which time he joined ASG and served as Senior Vice President of

Worldwide Sales and Support until April 2003. During his time at ASG, the company's annual revenues grew from $5 million to more than $200 million. Between 1985 and 1987, Mr. Innis served as the Chief Executive Officer of Fisher International, a company he founded that was a pioneer in the electronic mail and PC access control and encryption industry. Mr. Innis began his career in technology as a computer system designer for General Motors Corporation after receiving a Bachelor of Science degree in mathematics with a minor in economics from Otterbein College.

         Sven James, age 45, has served as our Chief Technology Officer since July 14, 2004 when we acquired CompuSven. Mr. James founded CompuSven in 1995 where he served as the president and chief executive officer until the acquisition. Mr. James has over 22 years of e-mail technology and e-mail company management experience. Prior to founding CompuSven, Mr. James was employed with Fischer International Systems Corporation from 1985 to 1995 where he held a number of senior management positions, including Technical Director. In his capacity as Technical Director, Mr. James' responsibilities included designing and developing e-mail associated software products. Prior to joining Fischer International, Mr. James worked at Dunn and Bradstreet computing services where he integrated e-mail and boolean based search engine technology.

BOARD OF DIRECTORS

         Richard A. Schmidt has served as our sole director since January 2004 and will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the Board. We do not currently have any committees of our board of directors.

SHAREHOLDER COMMUNICATIONS

         We have not implemented any formal procedures for shareholder communication with our Board of Directors, including nominations for director. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our corporate secretary at Stellar Technologies, Inc., 5633 Strand Boulevard, Suite No. 318, Naples, Florida 34110. In general, all shareholder communication, including nominations for director, delivered to the corporate secretary for forwarding to the Board will be forwarded in accordance with the shareholder's instructions. However, the corporate secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors is currently comprised of one member who currently acts as our audit committee.

         Since our inception we have generated limited revenues. In light of the foregoing, and upon evaluating our internal controls, our Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own greater than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in beneficial ownership of the Company's common stock. Such officers, directors and greater than ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent (10%) stockholders were satisfied in a timely fashion, except that Mark A. Bush did not file a Form 3 upon his appointment as our President, Treasurer and director, and did not file a Form 4 upon his acquisition of 350,000 shares of common stock.

CODE OF ETHICS

         We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is attached as
Exhibit 14.1 to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended June 30, 2004, 2003 and 2002:

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                                                    Securities
Name And                                                            Underlying
Principal Position                      Year        Salary ($)      Options (#)
--------------------------------------------------------------------------------
Richard A. Schmidt (1)                  2004         120,000            -0-
Chairman, Chief Executive Officer,
  Treasurer and Secretary
--------------------------------------------------------------------------------
Donald R. Innis (2)                     2004          76,923          242,500
President
--------------------------------------------------------------------------------
Mark A. Bush (3)                        2004           -0-               --
Former President, Treasurer
  and Secretary
                                        2003           -0-               --
--------------------------------------------------------------------------------

(1) Richard A. Schmidt began serving as our Chairman, Chief Executive Officer, Treasurer and Secretary on January 15, 2004. Mr. Schmidt's annual base salary is $240,000.

(2) Donald R. Innis began serving as our President on February 1, 2004, pursuant to an employment agreement. The terms of Mr. Innis' compensation arrangement with us are described below under the caption "Employment Agreements."

(3) Mark A. Bush served as our President, Treasurer and Secretary from March 26, 2003 until January 15, 2004.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth all options granted during the fiscal year ended June 30, 2004 to each of the named executive officers.

----------------------------- ------------------ ----------------------- ---------------------- --------------------------
                                  Number of         Percent of Total
                                 Underlying       Options/SARS Granted
                                 Option/SARS         to Employee in          Exercise or Base        Expiration Date
            Name                   Granted            Fiscal Year              Price ($/Sh)
----------------------------- ------------------ ----------------------- ---------------------- --------------------------
Richard A. Schmidt                   --                    --                     --                       --
----------------------------- ------------------ ----------------------- ---------------------- --------------------------
Donald R. Innis                  242,500(1)               33%                    $1.76              February 4, 2014
----------------------------- ------------------ ----------------------- ---------------------- --------------------------

(1) The option issued to Mr. Innis becomes fully exercisable on February 4, 2005.

                       AGGREGATED OPTION EXERCISES IN THE
                LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth for each named executive officer, information regarding the value of stock options held at June 30, 2004. No stock options were exercised by any of our named executive officers during the fiscal year ended June 30, 2004.

--------------------------- ---------------------------- --------------------------------
                               Number Of Unexercised          Value Of Unexercised
                            Options At Fiscal Year-End   In-The-Money Options At Fiscal
                                   Exercisable/               Year-End Exercisable/
         Name                    Unexercisable(#)             Unexercisable($) (1)
--------------------------- ---------------------------- --------------------------------
Richard A. Schmidt                     0/0                           0/0
--------------------------- ---------------------------- --------------------------------
Donald R. Innis                     0/242,500                     0/421,950
--------------------------- ---------------------------- --------------------------------

(1) The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on June 30, 2004 was $3.50.

EMPLOYMENT AGREEMENTS

         We have entered into a letter agreement with Donald R. Innis pursuant to which Mr. Innis was appointed our President effective February 1, 2004. The letter agreement provides for an annual base salary of $200,000 and, if employment is terminated involuntarily, severance in an amount equal to the amount of salary received by him during the three (3) most recent complete months of employment with us. The letter agreement also provided that we would grant Mr. Innis a stock option exercisable into that number of shares of our common stock equal to one percent (1%) of the number of shares of our common stock issued and outstanding on the date of grant. The letter agreement contains no specific term of employment and may be terminated by either us or Mr. Innis at any time with or without cause.

         On February 4, 2004, pursuant to the terms of the letter agreement, we issued Mr. Innis an option to purchase 242,500 shares of our common stock. The option was issued at an exercise price of $1.76, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant. The terms of the option provide that if, at any time while the option is outstanding and unexpired, we become a party to a reorganization, merger or consolidation in which the shares of our capital stock are converted into other property, whether in the form of securities, cash or otherwise, then, as a part of such transaction, the option will be exercisable into the kind and number of shares of common stock or other securities or property otherwise receivable upon such transaction by a holder of the number of shares of our common stock that might have been purchased upon exercise of the option immediately prior to such transaction.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 12, 2004, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC and our stock transfer records, may be deemed the beneficial owner of more than five percent (5%) of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group. The beneficial owners set forth below have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 5633 Strand Boulevard, Suite 318, Naples, Florida 34110.

             SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

                                             Amount and Nature
Name and Address of Beneficial Owner           of Beneficial         Percentage
and Management                                 Ownership (1)        of Class (1)
------------------------------------         -----------------      ------------
Richard A. Schmidt                              3,600,000 (2)           13.6%
Chairman and Chief Executive Officer

Donald R. Innis                                   0 (3)                  0%
President

MAS Services, Inc.                              3,600,000               13.6%

All officers and directors as a group           3,600,000               13.6%
(2) persons

--------------------
(1) This table has been prepared based on 26,426,636 shares of our common stock outstanding as of October 12, 2004.

(2) Represents shares held of record by MAS Services, Inc., for which Mr. Schmidt has sole voting and investment power.

(3) Does not include 242,500 shares issuable upon exercise of options subject to vesting.

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                              Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                 outstanding warrants and      options, warrants and         (excluding securities
                                          rights                       rights               reflected in column (a))
Plan Category                               (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans
approved by security holders                 0                     Not applicable                      0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders              727,500                       $1.76                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total
------------------------------- ---------------------------- ---------------------------- ----------------------------

         On February 4, 2004, pursuant to the terms of a letter agreement, we issued Mr. Innis an option to purchase 242,500 shares of our common stock. The option was issued at an exercise price of $1.76, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant. The terms of the option provide that if, at any time while the option is outstanding and unexpired, we become a party to a reorganization, merger or consolidation in which the shares of our capital stock are converted into other property, whether in the form of securities, cash or otherwise, then, as a part of such transaction, the option will be exercisable into the kind and number of shares of common stock or other securities or property otherwise receivable upon such transaction by a holder of the number of shares of our common stock that might have been purchased upon exercise of the option immediately prior to such transaction.

         In addition, on February 4, 2004, we issued an aggregate of 485,000 options to various employees of the Company pursuant to individual stock option agreements between us and each employee. Each option has an exercise price of $1.76, has a term of ten (10) years and vests one year from the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August and September, 2002, we borrowed a total of $475,000 from Endeavour International Corporation, f/k/a Continental Southern Resources, Inc. ("Endeavour"), an oil and gas exploration company, pursuant to unsecured 10% promissory notes. On October 5, 2002, we entered into an assignment and release agreement with Endeavour pursuant to which we assigned to Endeavour our rights under a secured promissory note issued by an unrelated third party in full satisfaction of the $122,500 balance that then remained payable under the notes. At the time of the assignment and release, Gerald T. Harrington was our sole officer and director, and Stephen

P. Harrington, who is Gerald T. Harrington's brother, was the President and Chairman of the board of directors of Endeavour.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this Report:

               (1)  Financial statements filed as part of this Report:

                    (i)  As of and for the six months ended June 30, 2004:

                         Report of Independent Registered Public Accounting Firm

                         Consolidated Balance Sheet

                         Consolidated Statement of Operations

                         Consolidated Statement of Stockholders' Equity

                         Consolidated Statements of Cash Flows

                         Notes to Financial Statements

                    (ii) As of and for the years ended December 31, 2003 and
                         2002

                         Report of Independent Registered Public Accounting Firm

                         Consolidated Balance Sheets

                         Consolidated Statement of Operations

                         Consolidated Statement of Stockholders' Equity

                         Consolidated Statements of Cash Flows

                         Notes to Financial Statements

              (2) Exhibits filed as part of this Report:

  Exhibit No.                       Exhibit                                         Method of Filing
  -----------                       -------                                         ----------------
      3.1        Articles of Incorporation                         Incorporated by reference to Exhibit 3.1 to the
                                                                   Company's Registration Statement on Form SB-2,
                                                                   Registration No. 333-54292, filed with the SEC on
                                                                   January 25, 2001 (the "Registration Statement"))

      3.2        Bylaws                                            Incorporated by reference to Exhibit 3.2 to the
                                                                   Company's Registration Statement on Form SB-2
                                                                   dated December 15, 2001

      3.3        Articles of Amendment to Articles of              Incorporated by reference to Exhibit 3.3 to the
                 Incorporation                                     Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended December 31, 2002

      3.4        Articles of Amendment to Articles of              Incorporated by reference to Exhibit 3.3 to the
                 Incorporation                                     Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended December 31, 2003

      3.5        Certificate of Designation for Series A           Incorporated by reference to Exhibit 3.5 to the
                 Convertible Preferred Stock                       Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended March 31, 2004

      3.6        Amended and Restated Articles of                  Incorporated by reference to Exhibit 3.6 to the
                 Incorporation                                     Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended March 31, 2004

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

  Exhibit No.                       Exhibit                                         Method of Filing
  -----------                       -------                                         ----------------
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

     10.10       First Amendment and Waiver to Warrant to          Incorporated by reference to Exhibit 10.10 to the
                 purchase 100,000 shares of common stock,          Company's Quarterly Report on Form 10-QSB for the
                 dated September 9, 2003, issued to Trident        quarter ended September 30, 2003

     10.11       First Amendment and Waiver to Warrant to          Incorporated by reference to Exhibit 10.11 to the
                 purchase 25,000 shares of common stock,           Company's Quarterly Report on Form 10-QSB for the
                 dated September 9, 2003, issued to Trident        quarter ended September 30, 2003

     10.12       Warrant to purchase 200,000 shares of common      (incorporated by reference to Exhibit 10.12 to
                 stock, dated September 9, 2003, issued to         the Company's Quarterly Report on Form 10-QSB for
                 Trident                                           the quarter ended September 30, 2003

  Exhibit No.                       Exhibit                                         Method of Filing
  -----------                       -------                                         ----------------
     10.13       Securities Purchase Agreement by and between      (incorporated by reference to Exhibit 10.13 to
                 the Company and Trident, dated September 9,       the Company's Quarterly Report on Form 10-QSB for
                 2003                                              the quarter ended September 30, 2003

     10.14       Securities Purchase Agreement by and between      Incorporated by reference to Exhibit 10.14 to the
                 the Company and LSP Exploration, LLC, dated       Company's Quarterly Report on Form 10-QSB for the
                 September 9, 2003                                 quarter ended September 30, 2003

     10.15       3% Promissory Note in the amount of               Incorporated by reference to Exhibit 10.15 to the
                 $350,000, dated September 25, 2003, issued        Company's Quarterly Report on Form 10-QSB for the
                 to the Company by LSP Exploration, LLC            quarter ended September 30, 2003

     10.16       Amendment to Loan Agreement dated September       Incorporated by reference to Exhibit 10.16 to the
                 17, 2002 and Loan Agreement dated January         Company's Quarterly Report on Form 10-QSB for the
                 16, 2003, by and between the Company and          quarter ended September 30, 2003
                 Trident, dated September 9, 2003

     10.17       Securities Purchase Agreement, dated January      Incorporated by reference to Exhibit 10.17 to the
                 12, 2004, by and between the Company and RAM      Company's Quarterly Report on Form 10-QSB for the
                 Trading, Ltd.                                     quarter ended March 31, 2004

     10.18       Option to Purchase 242,500 shares of Common       Incorporated by reference to Exhibit 10.18 to the
                 Stock issued to Donald R. Innis                   Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended March 31, 2004

     10.19       Restated Option to Purchase 242,500 shares        Incorporated by reference to Exhibit 10.19 to the
                 of Common Stock issued to Donald R. Innis         Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended March 31, 2004

     10.20       Form of Warrant issued in connection with         Incorporated by reference to Exhibit 10.20 to the
                 Offering of Series A Convertible Preferred        Company's Quarterly Report on Form 10-QSB for the
                 Stock and Warrants to Acquire Shares of           quarter ended March 31, 2004
                 Common Stock

     10.21       Option Agreement, dated February 4 2004, by       Incorporated by reference to Exhibit 10.18 to the
                 and between the Company and Donald R. Innis       Company's Quarterly Report on Form 10-QSB for the
                                                                   quarter ended March 31, 2004

     10.22       Form of Securities Purchase Agreement             Incorporated by reference to Exhibit 10.17 to the
                 relating to the sale of $1.5 million              Company's Quarterly Report on Form 10-QSB for the
                 principal amount convertible notes and            quarter ended March 31, 2004
                 2,400,000 warrants

  Exhibit No.                       Exhibit                                         Method of Filing
  -----------                       -------                                         ----------------
     10.23       Form of Convertible Note in the aggregate         Incorporated by reference to Exhibit 10.23 to the
                 principal amount of $1.5 million                  Company's Registration Statement on Form SB-2
                                                                   filed with the Commission on June 9, 2004

     10.24       Form of Series A Warrant to purchase              Incorporated by reference to Exhibit 10.24 to the
                 1,200,000 shares of common stock                  Company's Registration Statement on Form SB-2
                                                                   filed with the Commission on June 9, 2004

     10.25       Form of Series B Warrant to purchase              Incorporated by reference to Exhibit 10.25 to the
                 1,200,000 shares of common stock                  Company's Registration Statement on Form SB-2
                                                                   filed with the Commission on June 9, 2004

     10.26       Stock Purchase Agreement, dated July 14,          Incorporated by reference to Exhibit 2.1 to the
                 2004, by and between the Company and Sven         Company's Current Report on Form 8-K filed with
                 James                                             the Commission on July 28, 2004

     14.1        Code of Ethics                                    Filed herewith

     21.1        Subsidiaries of the Company                       Filed herewith

     31.1        Certification of Chief Executive Officer of       Filed herewith
                 the Company required by Rule 13a-14(a) under
                 the Securities Exchange Act of 1934, as
                 amended

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

       (b) Reports on Form 8-K.

                1. On July 28, 2004 we filed a report on Form 8-K with the SEC under Items 2 and 7 disclosing our acquisition of CompuSven, Inc. on July 14, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for the fiscal years ended June 30, 2004 and 2003 and fees billed for other services rendered by L J Soldinger Associates, LLC during such years.

                          June 30, 2004         June 30, 2003

Audit Fees:                 $132,000                $10,700

Audit-Related Fees:         $133,000                $    --

Tax Fees:                   $  5,000                $    --

All Other Fees:             $     --                $    --
                           ---------                -------

Total:                      $270,000                $10,700
                           =========                =======

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, including services relating to audits of acquired entities and services in connection with registration statements which are not reported under "Audit Fees."

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

         Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal year ended June 30, 2004, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)




                                 C O N T E N T S



Financial Statements as of June 30, 2004 and
for the Six Months Then Ended                                            Page(s)
-----------------------------------------------------------------------  -------
Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statement of Changes in Stockholders' Equity                   F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-6

Financial Statements as of and for the Years Ended
December 31, 2003 and 2002
-----------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm                     F-24

Consolidated Balance Sheets                                                 F-25

Consolidated Statements of Operations                                       F-26

Consolidated Statement of Changes in Stockholders' Equity                   F-27

Consolidated Statements of Cash Flows                                       F-28

Notes to Consolidated Financial Statements                                  F-29

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM




To the Board of Directors of
Stellar Technologies, Inc.
Naples, Florida


We have audited the accompanying consolidated balance sheets of Stellar Technologies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months then ended and for the period March 13, 2000 (date of inception) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Technologies, Inc. and subsidiaries as of June 30, 2004, and the results of its operations, changes in stockholders' equity and cash flows for the six months then ended and for the period March 13, 2000 (date of inception) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


L J SOLDINGER ASSOCIATES LLC


Deer Park, Illinois
October 13, 2004

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                                  June 30, 2004
                                                                                  -------------
Current assets
   Cash                                                                           $  3,036,682
   Accounts receivable (net of allowance for doubtful accounts of $3,000)              124,976
   Prepaid expenses and other assets                                                   132,857
   Advance                                                                              22,000
                                                                                  ------------

Total current assets                                                                 3,316,515

Property and equipment, net                                                             75,193

Cost based investment
                                                                                       400,000
                                                                                  ------------

                                                                                  $  3,791,708
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Convertible notes payable                                                     $    493,084
    Current portion of obligations under capital leases                                  4,088
    Accounts payable and accrued expenses                                              181,772
    Deferred revenues                                                                  164,768
                                                                                  ------------

Total current liabilities                                                              843,712

Obligations under capital leases, net of current portion                                 6,607
                                                                                  ------------

Total liabilities                                                                      850,319
                                                                                  ------------

Commitments and Contingencies
Stockholders' Equity
   Preferred stock, no par value; authorized 10,000,000 shares:
     0 shares issued and outstanding                                                         -
   Common stock, no par value; authorized 100,000,000 shares:
     25,759,558 shares issued, outstanding
     as of June 30, 2004                                                                25,760
Additional paid-in capital                                                          10,188,499
Deferred compensation                                                                 (725,346)
Deficit accumulated in the development stage                                        (6,547,524)
                                                                                  ------------
Total Shareholders' Equity                                                           2,941,389
                                                                                  ------------
                                                                                  $  3,791,708
                                                                                  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Operations

                                                         Six Months       March 13, 2000
                                                           Ended          (Inception) to
                                                       June 30, 2004      June 30, 2004
                                                       -------------      -------------
Revenues                                               $    109,374       $    283,085

Expenses
    Depreciation and amortization expense                    23,275             76,576
    Investment costs                                              -             90,228
    Labor costs and expense reimbursement                   559,965          1,142,396
    Management fees, related party                           79,500            473,250
    General and administrative                              168,657            454,925
    Professional fees                                       384 523            541,181
    Marketing                                               116,045            220,664
    Research, development and product support                55,507            194,356
    Office rents                                             27,802            139,569
    Loan impairment                                         354,949            354,949
    Impairment of goodwill                                        -            121,595
    Subsidiary loan impairment                                    -            378,404
                                                       ------------       ------------

Total expenses                                            1,770,223          4,188,093
                                                       ------------       ------------

Loss from operations                                     (1,660,849)        (3,905,008)
                                                       ------------       ------------

Other income (expense)
    Investee losses                                               -         (1,040,096)
    Interest and money market dividends                       4,341            178,358
    Gains in trading securities                             138,393             49,846
    Interest expense                                        (62,874)           (62,874)
                                                       ------------       ------------

Total other income (expense)                                 79,860           (874,766)
                                                       ------------       ------------

Net loss                                                 (1,580,989)        (4,779,774)

Preferred dividend                                        1,767,750          1,767,750
                                                       ------------       ------------

Net loss to common stockholders                        $ (3,348,739)      $ (6,547,524)
                                                       ============       ============

Pro Forma Information (Unaudited)
    Net loss                                                                (6,547,524)
    Pro forma tax provision                                                          -
                                                                          ------------

Pro forma net loss                                                          (6,547,524)
                                                                          ============

Basic and diluted loss per common share                $      (0.14)      $      (0.46)
                                                       ============       ============

Basic and diluted weighted average common
  shares outstanding                                     24,493,028         14,170,534
                                                       ============       ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                      STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTITY)
                                     Statement of Changes in Stockholders' Equity

                                                                                                      Deficit
                                                                                                    Accumulated
                                       Common Stock          Additional                                in the
                                  ----------------------      Paid-in      Deferred  Subscription   Development
                                    Shares       Amount       Capital    Compensation  Receivable       Stage           Total
                                  ----------     -------    -----------  ------------  ----------    ------------    -----------
March 13, 2000 (Inception)                 -     $     -    $        -     $       -    $       -    $          -    $         -

June 6, 2000 private placement     3,633,028           -         1,100             -       (1,100)              -              -

June 15, 2000 private placement   11,064,221           -     3,350,000             -            -               -      3,350,000

Offering costs paid                        -           -       (29,843)            -            -               -        (29,843)

Net loss                                   -           -             -             -            -        (475,730)      (475,730)
                                  ----------     -------    -----------    ---------   ----------    ------------    -----------

Balance at December 31, 2001      14,697,249           -     3,321,257             -       (1,100)       (475,730)     2,844,427

Offering costs paid                        -           -        (9,746)            -            -               -         (9,746)

Net loss                                   -           -             -             -            -      (1,702,769)    (1,702,769)
                                  ----------     -------    -----------    ---------   ----------    ------------    -----------

Balance at December 31, 2002      14,697,249           -     3,311,511             -       (1,100)     (2,178,499)     1,131,912

November 2003 private
  placement                        3,302,752           -     1,000,000             -            -               -      1,000,000

Offering costs paid                        -           -       (65,442)            -            -               -        (65,442)

Net loss                                   -           -             -             -            -      (1,020,286)    (1,020,286)
                                  ----------     -------    -----------    ---------   ----------    ------------    -----------

Balance at December 31, 2003      18,000,001     $     -    $4,246,069     $       -   $   (1,100)   $ (3,198,785)   $ 1,046,184

Paid subscription receivable               -           -             -             -        1,100               -          1,100

February 2004 private placement
    of Series A Preferred
    automatically
    converted and warrants,
    net of offering costs paid     1,178,500           -     1,764,001             -            -               -      1,764,001

Preferred dividend from
    beneficial conversion feature
    of preferred stock issuance            -           -     1,767,750             -            -               -      1,767,750

Gain on sale of treasury stock             -           -        59,163             -            -               -         59,163

Net assets and liabilities
    acquired in merger with
    International Travel
    CD's, Inc.                     6,250,022           -       573,706             -     (320,000)              -        253,706


Collection of subscription
    receivable                             -           -             -             -      320,000               -        320,000


Amendment to articles of
    incorporation                          -      25,429       (25,429)            -            -               -              -

Additional shares issued for
    waiver of decenters rights       331,035         331          (331)            -            -               -              -

 Debt discount in connection
    with warrants to acquire
    2,400,000 shares issued in
    Convertible note offering in
    June 2004                              -           -     1,057,500             -            -               -      1,057,500

Warrants to acquire 300,000
    shares issued in June 2004 for
    advisory services                      -           -        746,070     (746,070)           -               -              -

 Amortization of warrants issued
    for advisory services                  -           -             -        20,724            -               -         20,724

Net loss                                   -           -             -             -            -      (3,348,739)    (3,348,739)
                                  ----------     -------    -----------    ---------   ----------    ------------    -----------

Balance at June 30, 2004          25,759,558     $25,760    $10,188,499    $(725,346)  $        -    $ (6,547,524)   $ 2,941,389
                                  ==========     =======    ===========    =========   ==========    ============    ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Cash Flows

                                                                                       March 13, 2000
                                                                  Six Months Ended     (Inception) to
                                                                   June 30, 2004        June 30, 2004
                                                                  ----------------     --------------
Cash flows from operation activities
    Net loss to common stockholders                                $(3,348,739)         $(6,547,524)
    Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities
          Depreciation and amortization                                 23,275               76,576
          Amortization of deferred consulting fees                      20,724               20,724
          Amortization of debt discount                                 50,584               50,584
          Amortization of loan fees                                     10,000               10,000
          Subsidiary loan impairment loss                                    -              378,404
          Equity method loss in subsidiary                                   -            1,040,096
          Loan impairment                                              354,949              354,949
          Loss on impairment of goodwill                                     -              121,595
          Bad debts                                                      3,000                3,000
          Preferred dividend                                         1,767,750            1,767,750
          (Gains) losses in trading securities                        (138,391)             (49,847)
          Proceeds from sales of trading securities                    294,530              645,273
          Purchases of trading securities                                    -             (683,589)
          Changes in assets and liabilities
             Decrease in accounts receivable                          (125,088)            (119,603)
             Decrease in prepaid expenses                               32,074                5,766
             Increase in accounts payable                              126,430              115,077
             Increase in deferred revenues                              87,048              104,693
                                                                   -----------          -----------

Net cash used in operating activities                              $  (841,854)         $(2,706,076)
                                                                   -----------          -----------

Cash flows provided by (used in) investing activities
    Purchase of property and equipment                                 (25,659)             (69,604)
    Checks issued in excess of funds acquired upon
       merger with International Travel CD                            (109,086)            (109,086)
    Advances to investees                                                    -           (1,018,500)
    Purchase of investee interest, net of cash assumed                       -             (893,055)
                                                                   -----------          -----------

Net cash used in investing activities                                 (134,745)          (2,090,245)
                                                                   -----------          -----------

Cash flows from financing activities
    Advances                                                           (22,000)             (22,000)
    Principal payments on capital lease obligations                     (1,866)              (2,393)
    Offering costs paid                                               (123,749)            (228,780)
    Proceeds from sale of treasury stock                                88,163               88,163
    Gain from sale of treasury stock (See Note 10)                      59,163               59,163
    Proceeds from sales of preferred stock and warrants              1,767,750            1,767,750
    Collection of subscription receivable                              321,100            4,671,100
    Proceeds from sale of convertible notes                          1,500,000            1,500,000
                                                                   -----------          -----------

Net cash provided by financing activities                            3,588,561            7,833,003
                                                                   -----------          -----------

Net increase (decrease) in cash                                      2,611,962            3,036,682

Cash and cash equivalents, beginning of year                           424,720                    -
                                                                   -----------          -----------

Cash and cash equivalents, end of period                           $ 3,036,682          $ 3,036,682
                                                                   ===========          ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations
--------------------

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

History
-------

The Company, formerly International Travel CD's, Inc. ("ILCD"), was formed on July 20, 2000, as a Colorado corporation. In September 2003, the Company disposed of all of its former operations and related assets resulting in it becoming a public shell company, defined as an inactive, publicly quoted company with minimal assets or liabilities.

In January 2004, the Company consummated an agreement and plan of merger with Stellar Venture Partners, LLC ("Stellar LLC"). The plan of merger provided for the Company to issue 18,000,001 shares of its common stock to the members of Stellar LLC in consideration for which each of the issued and outstanding Class A and Class B member units of Stellar LLC were cancelled and each issued and outstanding share of common stock of the Company's wholly-owned subsidiary, International Travel CD's Acquisition Corp., was converted into one membership interest in Stellar LLC. The combination of Stellar LLC and ILCD was treated as a recapitalization of Stellar LLC and all equity transactions have been revised to reflect the recapitalization. As a result of the merger, the former members of Stellar LLC received approximately 74% of the then issued and outstanding common stock of the Company on a fully diluted basis, which resulted in Stellar LLC being treated as the accounting acquirer and thus the operations and the financial statements of Stellar LLC prior to the merger have become those of the Company. In connection with the merger, the Company changed its name to Stellar Technologies, Inc.

Stellar Venture Partners, LLC was formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. In November of 2000, Stellar LLC and IO Ventures, LLC ("IO") formed Stellar Business Builders, LLC ("SBB") for the purpose of acquiring and managing the operations of its startup affiliates. Stellar LLC and IO each owned 50% of SBB. In May and June of 2001, Stellar Business Builders, LLC formed two wholly-owned subsidiaries, Stellar Internet Monitoring, LLC ("SIM") (formerly known as ICaughtYou, LLC) whose principal activity is providing companies with the ability to monitor their employee usage of the internet and Kidweb, LLC ("KW") whose primary activity is providing a web site development suite targeted directly to children. In November 2003, the Company purchased IO's remaining 50% interest in SBB for $100,000 in cash and as a result, SBB became a wholly-owned subsidiary of the Company.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation and Ownership Interest in Investors
---------------------------------------------------------------

The accompanying financial statements have been presented on the consolidated basis in 2004 and include all the accounts of SBB, SIM and KW.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2001, the Company purchased a 10% interest in Synergy Networks, Inc. ("SNI") for $400,000 in cash which was reflected under the cost method for 2003.

Consolidation
-------------

Affiliate entities in which the Company directly or indirectly owns more than 50% of the outstanding, voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within the Company's consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated.

Cost Method
-----------

Entities in which the Company directly or indirectly owns less than 20% of the outstanding voting interest are accounted for under the cost method of accounting. Under this method income received from the investees is reflected within the Company's consolidated statement of operations as investment income or loss unless the amount of the dividends exceeds the Company's proportionate share of the affiliates' income. In that case the excess amount would be considered a return of capital and be recorded as a reduction of the investment.

Development Stage Enterprise
----------------------------

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Federal Income Taxes
--------------------

Prior to the merger on January 15, 2004, no provision for income taxes has been made, since under federal and state regulation, tax attributes were passed through to the former Stellar LLC members who assumed responsibility for payment of income taxes, if any. Subsequent to the merger, income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of any valuation allowances recorded against deferred tax assets, if the Company estimates that it is more likely than not that it will be unable to utilize those deferred tax benefits in future periods. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risk
-----------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions and trade receivables. To mitigate these risks, the Company provides credit in the normal course of business and performs ongoing credit reviews of its customers while maintaining a provision for credit losses which, when realized have been with in the range of management's expectations. Also, the Company places its cash deposits only with high credit quality institutions. At various times during the year, the Company may exceed the federally insured limits. Management believes the risk of loss of cash placed in these institutions is minimal.

Goodwill and Acquired Intangibles
---------------------------------

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46" or "Interpretation"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIEs"). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The adoption of the effective

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

Revenue Recognition
-------------------

Revenue from the sale of monitoring services is recognized ratably over the life of the monitoring service agreement. Accounts receivable represents balances due from customers for all billed but not collected Internet monitoring service agreements signed by the customer. As a result of billing monitoring service agreements in advance of services preformed, the Company has established a deferred income account representing amounts billed but not earned. Since inception, essentially all sales have been from Internet monitoring services. Bad debts are charged to operations in the year in which the account is determined to be uncollectable.

Marketable Securities
---------------------

The investments with which the Company was involved with were primarily of a traditional nature. The Company's short-term investments were comprised of equity securities that trade either on a United States national securities market or on the over-the-counter bulletin board ("OTC BB"). The securities were all classified as trading securities, and were carried at fair market value based upon the quoted market prices of those investments. Accordingly, net realized gains and losses on trading securities were included in net earnings for the period.

The Company uses the specific identification method as the basis for determining the cost of trading securities sold.

Advertising Costs
-----------------

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs amounted to $116,045 and $220,664 for 2004 and the period March 13, 2000 (inception) through June 30, 2004, respectively.

Property and Equipment
----------------------

Property and equipment is recorded at cost, less accumulated depreciation and is depreciated using the straight-line method over their estimated useful life of the asset, which range from three to seven years.

Loss Per Share
--------------

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). The per share calculations take into effect all stock dividends, stock splits, recapitalizations and reverse stock splits.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The total numbers of such shares excluded from diluted net loss per common share were 4,098,000 at June 30, 2004, which includes 81,250 shares related to warrants issued by ILCD prior to the recapitalization.

Pro Forma Financial Information
-------------------------------

As discussed in Note 1 and Note 10, Stellar LLC was originally organized in the form of a Limited Liability Company. Upon the merger of the wholly owned subsidiary of the Company into Stellar LLC in 2004, the capital structure changed for income tax purposes to that of a corporation. The change resulted in the Company retaining the tax benefit for the portion of the losses generated subsequent to January 15, 2004, whereas the previous losses were passed through to the Stellar LLC members. Pursuant to Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), a pro forma income statement has been presented which reflects the impact of the Stellar LLC change in capital structure as if it had occurred March 13, 2000 (Stellar LLC's inception). This presentation reflects the Company generating a tax benefit, which has been offset with a valuation allowance, which includes the net operating losses incurred by Stellar LLC during the period from March 12, 2000 to December 31, 2003, the operating period prior to Stellar LLC's termination.

Stock-Based Compensation
------------------------

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides fair value reporting disclosures for these transactions in the footnotes as required by SFAS No. 148, Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123.

SFAS 148 Disclosure
-------------------

As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the six months ended June 30, 2004 and March 13, 2000 (Inception) to June 30, 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have differed as follows:

                                                                 Six Months    March 13, 2000
                                                                   Ended       (Inception) to
                                                               June 30, 2004   June 30, 2004
                                                               -------------   --------------

Net loss to common stockholders, as reported                    $ (3,348,739)   $ (6,547,524)

Add: Stock-based employee/director compensation
   included in reported net loss determined under APB No. 25,
   net of related tax effects                                              -               -
Deduct: Total stock-based employee/director compensation
   expense under the fair value based method for all awards,
   net of related tax effects                                       (482,060)       (482,060)
                                                                ------------    ------------

Pro forma net loss                                              $ (3,830,799)   $ (7,029,584)
                                                                ============    ============

   Loss per share basic and diluted - as reported               $      (0.14)   $      (0.46)
   Loss per share basic and diluted - pro forma                 $      (0.16)   $      (0.50)

Shares used in basic and diluted loss per share amounts           24,493,028      14,170,534
                                                                ============    ============

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.


          Risk free rate                     4.15%
          Expected years until exercise      9.58
          Expected stock volatility          100%
          Dividend yield                       -

Stock compensation expense for options and warrants granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). The fair value of options and warrants granted to non-employees and the associated expense is periodically re-measured as the underlying options vest.

Reclassification
----------------

For comparative purposes, certain figures for the period March 13, 2000 (Inception) to June 30, 2004 have been reclassified where appropriate to conform with the financial statement presentation used in the six months ended June 30, 2004. These reclassifications had no effect on the reported net loss.


NOTE 3 - NOTE RECEIVABLE

A note receivable was acquired in the merger with ILCD (see Notes 1 and 10) in the amount of $350,000 as consideration for the sale of its 0.7 unit limited partnership interest of Louisiana Shelf Partners, LP in September 2003 to LSP Exploration, LLC. The note bears interest at the rate of three percent per annum and matures on September 24, 2004. The acquisition of this note receivable by the Company was a non-cash transaction and is therefore not reflected in the cumulative statement of cash flows. The Company has fully impaired the entire amount of the note and interest receivable at June 30, 2004 as management has determined that it is more likely than not to be able to collect on the note and accrued interest. The loss has been recorded in loan impairment loss at June 30, 2004.


NOTE 4 - ADVANCES

On June 29, 2004, the Company advanced CompuSven, Inc. $22,000.00 for working capital purposes. This advance was non-interesting bearing provided that the purchase agreement between the Company and CompuSven, Inc. was completed by July 31, 2004. If the purchase agreement was not completed by July 31, 2004, CompuSven, Inc. would repay the advance plus interest at the rate of 1% per month no later than September 30, 2004 (see Note 15).

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2004:

                                                Useful Life        2004
                                                -----------     ---------

       Software                                   3 years       $  75,000
       Furniture, Fixtures and Equipment         5-7 years        107,696
       Capital Leases - Equipment                 5 years          13,088
                                                                ---------
                                                                  195,784
       Less: Accumulated Depreciation                            (120,591)
                                                                ---------
                                                                $  75,193
                                                                =========

Deprecation expense, which includes amounts under capital leases, amounted to $23,275 and $76,576 during 2004 and from Inception through June 30, 2004, respectively.


NOTE 6- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards and tax credits that give rise to significant portions of the deferred tax assets recognized are presented below as of June 30, 2004:

       Deferred tax assets:
           Accumulated depreciation and amortization             $     4,000
           Allowance for doubtful accounts                             1,000
           Loan impairment                                           137,000
           Federal and state deferred tax benefit arising from
            net operating loss carryforwards                         891,000
                                                                 -----------
                                                                   1,033,000
       Deferred tax liability
           Depreciation and amortization                             (26,000)
       Less valuation allowance                                   (1,007,000)
                                                                 -----------

       Total deferred tax assets                                 $         -
                                                                 ===========

Income tax benefit consists of the following:

       Deferred
           Federal                                               $    99,000
           State                                                      17,000
       Federal and state tax benefit of net operating
          loss carryforward                                          891,000
                                                                 -----------
                                                                   1,007,000

       Less valuation allowance                                   (1,007,000)
                                                                 -----------

                Total                                            $         -
                                                                 ===========

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 6- INCOME TAXES (Continued)

As of June 30, 2004, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $2,309,000 that may be offset against future taxable income, of which approximately $1,149,000 was incurred by ILCD prior to the merger. These carryforwards expire in 2021 through 2024. However, these carryforwards may be significantly limited due to changes in the ownership of the Company (see Note 1 and 10).

Realization of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any taxable income in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $1,007,000 as of June 30, 2004.

In accordance with federal income tax regulations, the net loss incurred by Stellar LLC from inception to the date of the merger has been excluded from the benefits of the net operating loss carryforwards reflected in this footnote.

The pro forma presentation on the statement of operations reflects the effect on the Company had the change in capital structure to a corporation been effective as of March 13, 2000 (Stellar LLC inception) (see Note 2).

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35% at June 30, 2004.


       Federal income tax benefit at statutory rate                $   553,000
       ILCD federal net operating loss benefit                         380,000
       State income tax benefit (net of effect of federal benefit)      94,000
       Non-deductible expenses                                         (20,000)
       Valuation allowance                                          (1,007,000)
                                                                   -----------

           Income Tax Benefit                                       $        -
                                                                   ===========

           Effective Income Tax Rate                                         0%
                                                                   ===========


NOTE 7 - CAPITAL LEASE OBLIGATIONS

In September 2003, SIM entered into a capital lease to purchase computer equipment with a cost of $4,787. The term of the lease is 36 months with monthly payments in the amount of $187. The interest rate on the capital lease is approximately 25%. At the end of the lease, SIM may purchase the equipment for $1. The lessor holds a security interest in the equipment purchased.

In December 2003, SIM entered into a capital lease to purchase a new phone system with a cost of $8,302. The term of the lease is 36 months with monthly payments of $251. The interest rate on the lease is 6%. At the end of the lease, SIM may purchase the equipment for $1. The lessor holds a security interest in the equipment purchased.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 7 - CAPITAL LEASE OBLIGATIONS (Continued)

The following is a schedule by year of future minimum lease payments required to be paid by SIM under capital lease obligations together with the present value of the net minimum lease payments as of June 30, 2004:

       2005                                                         $  5,254
       2006                                                            5,254
       2007                                                            2,003
                                                                    --------

       Total Minimum Lease Payments                                   12,511

       Less Amount Representing Interest                              (1,816)
                                                                    --------

       Present Value of Net Minimum Lease Payments                    10,695

       Less Current Portion                                           (4,088)
                                                                    --------

       Non-Current Portion                                          $  6,607
                                                                    ========


NOTE 8 - DEFERRED REVENUES

Deferred revenues represent payments from and/or billings to customers for internet monitoring services prior to the Company's requirement to perform the internet monitoring service.


NOTE 9 - CONVERTIBLE NOTES PAYABLE

In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the "Notes") plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The Notes bear interest at a rate of 1.98% per annum, payable monthly, and mature on June 7, 2005. The Notes are convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The Notes include a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the common stock and warrants. The Notes automatically convert into common stock upon effective date of such registration statement (See Note
15). Each A and B Warrant is exercisable into one share of common stock at an exercise price of $2.50 per share and $3.50 per share, respectively. The conversion price of the Notes and the exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the conversion price or exercise price at the time of issuance of the Notes. The Series A Warrants have an expiration date of 90 days after the Company's filing of an effective registration statement with the SEC covering the common stock underlying the Series A Warrants. The Series B Warrants have an expiration date of June 7, 2009.

The Company's stock price at the time of the Note offering was $3.28; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the Notes and detachable warrants resulted in a discount being recorded in the amount of $1,057,500 from the relative fair value of the warrants, as determined using the black-scholes model, and will be amortized over the term of the Notes.

The Company did not record the relative fair value assigned to the beneficial conversion feature of the notes at June 30, 2004, which amounted to $442,500, since the discount was contingent upon the effectiveness of a registration statement covering the public resale of the shares underlying the notes, whereby the notes automatically convert. In July of 2004 the registration statement was declared effective by the SEC, the remaining unamortized warrant discount and the contingent discount from the beneficial conversion feature will be

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 9 - CONVERTIBLE NOTES PAYABLE (Continued)

immediately recorded and expensed as interest expense. The Company amortized $50,584 of the discount to interest expense using the effective interest method as of June 30, 2004. At June 30, 2004, this note payable, net of an unamortized debt discount of $1,006,916 was reflected in the balance sheet as $493,084.

If the Company failed to file an effective registration statement with the SEC by October 6, 2004 (the "Registration Date"), the Company would have been obligated to pay damages to the Note holders.

In connection with the $1.5 million convertible note offering, the Company paid commissions of $120,000 to Founders Equity Securities, Inc.


NOTE 10- STOCKHOLDERS' EQUITY

In January 2004, the Company consummated an agreement and plan of merger with Stellar LLC pursuant to which the Company acquired 100% of the issued and outstanding membership interests of Stellar LLC in consideration for which the members of Stellar LLC received 18,000,001 newly-issued shares of the Company's common stock. The combination of Stellar LLC and the Company was treated as a recapitalization of Stellar LLC and all equity transactions have been revised to reflect the recapitalization. Upon consummation of the merger the total number of common shares outstanding was 24,250,023 including the 250,000 newly issued private placement shares subscribed to on the date of the merger and 162,500 shares issued for advisory services.

In January 2004, the Company raised $320,000 through the issuance of 250,000 shares of its common stock in a private placement transaction, which was consummated on the date of the merger and the related subscription receivable was collected the following day.

In January 2004, in connection with the merger, the Company issued 162,500 shares of common stock for advisory services rendered to ILCD prior to the merger.

Subsequent to the merger, the sole officer and director of the Company resigned and was replaced by the manager of Stellar LLC, the Company changed its name to Stellar Technologies, Inc. and effected a 1 for 4 reverse stock split.

In November 2003, Stellar LLC acquired 25,000 shares of common stock of the Company for its trading account. Upon completion of the merger on January 15, 2004, these shares were reclassified to treasury stock. In March 2004, Stellar LLC, a subsidiary of the Company, sold the 25,000 shares of its treasury stock for gross proceeds of $88,163, which resulted in a gain of $59,163, which was recorded as additional paid in capital.

From January through February 2004, the Company raised gross proceeds of $1,767,750 through the sale of 2,357,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), $0.001 par value per share, and warrants ("Warrants") to acquire up to 589,250 shares of common stock, $0.001 par value per share. The Series A Preferred and Warrants were sold in units comprised of one share of Series A Preferred and one Warrant ("Units"). The Units were sold at a purchase price of $0.75 per Unit. Each Series A Preferred was initially convertible into one-half of a share of common stock, subject to adjustment, and each Warrant is initially exercisable into one share of common stock at an exercise price of $2.40 per share, subject to adjustment, for a period of three years from the date of issuance. The Series A Preferred had no voting rights, dividend rights that were pari passu with the common stock of the Company, and no liquidation preferences. The Series A Preferred had a mandatory conversion feature, whereby if the Company either (i) effected a reverse stock split or
(ii) increased the number of shares authorized to be issued above the current authorized limit of 100,000,000, each Series A Preferred automatically converted into one-half of a share of common stock of the Company. The Company's stock price on the commencement of the offering was $2.20; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the Series A Preferred, which was convertible at $1.50 per share, and detachable warrants with an exercise

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 10- STOCKHOLDERS' EQUITY (Continued)

price of $2.40 per share, resulted in a beneficial conversion feature recorded as a preferred stock dividend in the amount of $1,767,750.

In March 2004, the Company effected a 1 for 4 reverse stock split of its common stock. On the date of the reverse stock split all 2,357,000 shares or Series A Preferred automatically converted into 1,178,500 shares of common stock. All share and per share amounts in these financial statements have been adjusted for the reverse stock split. At this time the Company also changed the par value of its common stock to $0.001 from no par value.

In June 2004, the Company issued 331,035 shares of common stock to a former member of Stellar LLC in consideration for the waiver of dissenters' rights obtained by the member in connection with the merger.

In June 2004, the Company entered into an agreement whereby FEQ Investments, Inc. (FEQ) will provide the Company with financial advisory services for a period of three years and will be paid $5,000 per month and issued a warrant to acquire 300,000 shares of common stock to FEQ at an exercise price of $3.25 per share expiring on June 7, 2009.

In accordance with EITF 96-18, the Company accounts for stock options and warrants issued to non-employees at fair value. The value of such stock options is amortized to expense over the service period of the agreement. The Company has recorded total compensation cost related to the warrants issued to FEQ at $746,070, of which $20,724 has been amortized to expense, and $725,346 has been recorded as deferred compensation and will be amortized ratably over the three year service agreement.

The estimated fair value of the warrant granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

       Risk free rate                       3.96%
       Expected years until exercise         5.0
       Expected stock volatility             100%
       Dividend yield                          -

Options
-------

On February 4, 2004, the Company granted to five employees and the new president of the Company, all of whom are leased employees, options to purchase 727,500 shares of the Company's common stock at the exercise price of $1.76 which was the closing price of the Company's common stock on that date. The options vest over 1 year and expire 10 years from the date of grant.

The following tables summarize the Company's stock option activity and related information during 2004:

                                             Number of        Weighted-Average
                                              Shares           Exercise Price
                                            -----------       -----------------

        Balance at December 31, 2003                 -           $       -

        Granted                                727,500                1.76

        Exercised                                    -                   -

        Expired                                      -                   -
                                            ----------           ---------

        Balance at June 30, 2004               727,500           $    1.76
                                            ==========           =========

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 10- STOCKHOLDERS' EQUITY (Continued)

The weighted average grant-date fair value of options granted during 2004 was $1.59 per share.

                                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      ---------------------------------------------------------    -----------------------------------
                           Number of             Weighted           Weighted            Number            Weighted
    Range of          Outstanding Shares          Average           Average         Exercisable at         Average
    Exercise              At June 30,            Remaining          Exercise           June 30,           Exercise
     Prices                  2004              Contract Life         Price               2004               Price
------------------    --------------------    ----------------    -------------    -----------------    --------------
   $   1.76                727,500                  9.58             $ 1.76                    -           $   1.76


NOTE 11 - OPERATING LEASES

The Company had a lease commitment for its office space until August 2004 at which time it entered into a month to month lease. The monthly lease commitment is $2,371 per month which includes common area maintenance and taxes.

SIM has a lease commitment for its office space commencing December 1, 2003 for a period of 37 months. The lease contains one month of free rent and yearly escalation clauses that raise the basic monthly rent from $1,935 in 2004 to $2,052 in 2006. SIM is also responsible for common area maintenance and taxes in addition to the base rent.

In January 2003, the Company leased space for its computer servers and high speed Internet lines with a term of twelve months with a minimum lease rate of approximately $4,450 per month. In January 2004, the Company renewed the agreement on substantially similar terms except it extended the agreement to a three year term.

Total rental expense for all operating leases was $60,445 for the six months ending June 30, 2004, and $298,407 for the period of March 13, 2000 (Inception) through June 30, 2004.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms of one year or greater as of June 30, 2004:

                 2005               73,964
                 2006               74,669
                 2007               37,513
                                  --------

                                  $186,146
                                  ========


NOTE 12 - SEGMENT REPORTING

In 2004, the Company determined it has one reportable segment, employee Internet monitoring. Prior to 2004, the Company had three segments: employee internet monitoring, children's website development and sales, and investment management and corporate development.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 13 - TRANSACTIONS WITH AFFILIATES

MAS Services, Inc. provided management services to Stellar LLC. MAS Services, Inc. is an investment analysis company. Under the Stellar LLC operating agreement MAS Services, Inc. earned an annual management fee equal to three percent (3%) of the total capital committed to Stellar LLC by its members. MAS Services was also reimbursed for all out-of-pocket costs it incurred in connection with the organization or operation of Stellar LLC. The Company incurred management fees in the amount of $79,500, and $473,250 for the six months ended June 30, 2004 and from March 13, 2000 (Inception) through June 30, 2004, respectively. MAS Services and the Company had mutually agreed to terminate the management services arrangement between MAS Services, Inc. and Stellar LLC.


NOTE 14 - SUPPLEMENATARY CASH FLOW INFORMATION

In 2004, SIM paid $395 of interest expense on the capital lease obligations.


NOTE 15 - SUBSEQUENT EVENTS

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven"), subject to the terms and conditions of the Stock Purchase Agreement signed on that date. The purchase price of the CompuSven common stock was $889,985 paid in cash plus a number of shares of Company common stock equivalent to $150,000 as determined by the closing price of the common stock of the Company as of the date immediately preceding the closing. The purchase price was paid in the following manner: cash of $773,900 and 36,850 shares of common stock to the sole stockholder of CompuSven, and cash of $95,479 and 6,503 shares of common stock to E-Mail Technologies, Inc. ("E-Mail"). Of this amount, $20,606 was held in reserve until E-Mail completed collection of outstanding accounts receivable invoices of CompuSven. In connection with the closing, the selling shareholder of CompuSven and other key employees signed employment and confidentiality agreements with the Company, the sales agreement between CompuSven and E-Mail was terminated and the sole shareholder of Email signed an employment and confidentiality agreement with the Company.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 15 - SUBSEQUENT EVENTS (Continued)

The following unaudited pro forma balance sheet of CompuSven assumes the Company's acquisition of CompuSven took place on June 30, 2004:

                                                                                         Allocation
                                                                      Unaudited              of
                                                                      Historical       Purchase Price
                                                                      ----------       --------------
       Cash                                                           $    6,207         $    6,207
       Accounts receivable, net allowance for doubtful accounts           99,815             99,815
       Other                                                               2,525              2,525
                                                                      ----------         ----------
       Total Current Assets                                              108,547            108,547
       Property, Plant & Equipment, net                                   14,293             14,293
       Intangibles                                                             -          1,366,544
       Other Assets                                                        3,500              3,500
                                                                      ----------         ----------
            Total Assets                                                 126,340          1,492,884
                                                                      ==========         ==========

       Credit cards payable                                              152,938            152,938
       Accounts payable and accrued expenses                             106,826            106,826
       Other liabilities                                                  22,000             22,000
       Deferred Revenue                                                  164,616            164,616
                                                                      ----------         ----------
       Total current liabilities                                         446,380            446,380
       Deferred revenue                                                    6,519              6,519
                                                                      ----------         ----------
            Total Liabilities                                            452,899            452,899
                                                                      ----------         ----------

            Total Purchase Price                                                         $1,039,985
                                                                                         ==========

The Company has allocated the excess of the purchase price over the net assets received to goodwill until such time as it receives an expert, independent valuation of the fair value of the assets of CompuSven as of the date of the stock purchase agreement.

In July 2004, the SEC declared effective the Company's registration statement covering the public resale of 8,207,996 shares of its common stock, of which 600,000 shares are issuable upon conversion of the Notes and 3,289,251 shares are issuable upon the exercise of outstanding warrants.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 16 - COMPARATIVE FINANCIAL INFORMATION - UNAUDITED

The following table presents the unaudited condensed consolidated balance sheet of the Company as of June 30, 2003:

Cash                                                            $   491,133
Other                                                                 8,448
                                                                -----------

Total current assets                                                499,581

Investments                                                         400,000
Fixed assets, net                                                    61,331
                                                                -----------

Total Assets                                                    $   960,912
                                                                ===========

Accounts payable and accrued expenses                           $    23,419
Deferred revenue                                                     71,439
                                                                -----------

Total Liabilities                                                    94,858
                                                                -----------

Common stock, no par value, authorized 100,000,000 shares;
    outstanding 15,357,799 shares                                         -
Additional paid-in capital                                        3,480,568
Deficit accumulated in the development stage                     (2,614,514)
                                                                -----------

Total Stockholder's Equity                                          866,054
                                                                -----------

Total Liabilities and Stockholders' Equity                      $   960,912
                                                                ===========

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 16 - COMPARATIVE FINANCIAL INFORMATION - UNAUDITED (Continued)

The following table presents the unaudited condensed consolidated statement of operations of the Company for the six months ended June 30, 2003:

Revenues                                                         $    75,293

Operating expenses
   Depreciation                                                       19,522
   Labor costs and expense reimbursements                            292,763
   Management fees, related party                                     51,750
   General and administrative                                         86,151
   Professional fees                                                  30,768
   Marketing                                                          31,789
   Research, development and product support                          29,224
   Office rents                                                       17,651
                                                                 -----------

Total expenses                                                       559,618
                                                                 -----------

Loss from operations                                                (484,325)

Other income                                                          48,310
                                                                 -----------

Net loss                                                         $  (436,015)
                                                                 ===========

Pro forma information                                               (436,015)
    Net loss                                                               -
                                                                 -----------

Pro forma Net Loss                                                  (436,015)
                                                                 ===========

Basic and diluted loss per share                                 $     (0.03)
                                                                 ===========

Basic and diluted weighted average common shares outstanding      15,027,527
                                                                 ===========

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 16 - COMPARATIVE FINANCIAL INFORMATION - UNAUDITED (Continued)

The following table presents the unaudited condensed consolidated statement of cash flows of the Company for the six months ended June, 30, 2003:

Cash used in operations                                            $(149,892)
                                                                   ---------

Cash flows from investing activities
    Purchase of property and equipment                               (57,382)
                                                                   ---------

    Cash used in investing activities                                (57,382)
                                                                   ---------

Cash flows from financing activities
    Sale of common stock                                             200,000
    Offering costs paid                                              (29,843)
                                                                   ---------

    Cash provided by financing activities                            170,157
                                                                   ---------

Net decrease in cash                                                 (37,117)

Cash and cash equivalents, beginning of period                       528,250
                                                                   ---------

Cash and cash equivalents, end of period                           $ 491,133
                                                                   =========


NOTE 17 - GOODWILL

On November 14, 2003, the Company paid $100,000 in cash to IO to acquire the remaining 50% of SBB it did not own. On the date of the acquisition, SBB's liabilities exceeded its assets, which resulted in the Company recording goodwill in the entire amount of the purchase price of $100,000 plus the amount by which the liabilities exceeded the assets in the amount of $21,595. At December 31, 2003, the Company fully impaired the goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" as the subsidiary has had losses since inception and management is unable to determine when, if ever, the subsidiary will become profitable.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)






















               FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
                           DECEMBER 31, 2003 and 2002

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM




To the Board of Directors of
Stellar Technologies, Inc.
Naples, Florida


We have audited the accompanying consolidated balance sheets of Stellar Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period March 13, 2000 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations, changes in stockholders' equity and cash flows for the years then ended and for the period March 13, 2000 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


L J SOLDINGER ASSOCIATES LLC


Deer Park, Illinois
March 4, 2004 (except for Notes 1, 8 and 16, for which the date is April 30,
2004)


                                  STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTITY)
                                          Consolidated Balance Sheets
                                          December 31, 2003 and 2002



                                                    ASSETS
                                                    ------
                                                                                  2003               2002
                                                                              -----------         -----------
Current assets
   Cash                                                                       $   424,720         $   528,250
   Marketable securities                                                          244,300             179,460
   Accounts receivable                                                              2,888                   -
   Prepaid management fees, related party                                          14,250              16,750
   Prepaid expenses                                                                 9,524               2,351
                                                                              -----------         -----------

Total current assets                                                              695,682             726,811
                                                                              -----------         -----------

Property and equipment, net                                                        72,809              23,471
Cost based investment                                                             400,000             400,000
Deposits                                                                            2,534                   -
                                                                              -----------         -----------

                                                                              $ 1,171,025         $ 1,150,282
                                                                              ===========         ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities
    Current portion of obligations under capital leases                       $     4,088         $         -
    Accounts payable and accrued expenses                                          34,560              18,370
    Deferred revenues                                                              77,720                   -
                                                                              -----------         -----------

Total current liabilities                                                         116,368              18,370

Obligations under capital leases, net of current portion                            8,473                   -
                                                                              -----------         -----------

Total liabilities                                                                 124,841              18,370
                                                                              -----------         -----------

Stockholders' equity
   Preferred stock, no par value; authorized 10,000,000 shares;
     zero shares issued and outstanding                                                 -                   -
   Common stock, no par value; authorized 100,000,000 shares; 18,000,001 and 14,697,249 shares issued and outstanding as of December 31, 2003
     and 2002                                                                           -                   -
Additional paid-in capital                                                      4,246,069           3,311,511
Subscription receivable                                                            (1,100)             (1,100)
Deficit accumulated with the development stage                                 (3,198,785)         (2,178,499)
                                                                              -----------         -----------
Total Stockholders' Equity                                                      1,046,184           1,131,912
                                                                              -----------         -----------

                                                                              $ 1,171,025         $ 1,150,282
                                                                              ===========         ===========






                                  The accompanying notes are an integral part
                                         of the financial statements.

                                       STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE ENTITY)
                                          Consolidated Statements of Operations
                                      Years Ended December 31, 2003 and 2002 and for
                                      the Period March 13, 2000 (Date of Inception)
                                                through December 31, 2003




                                                                                                           March 13, 2000
                                                                                                           (Inception) to
                                                                                                            December 31,
                                                                         2003                 2002              2003
                                                                      -----------          -----------      ------------
Revenues                                                              $   173,711          $         -      $    173,711

Expenses
    Depreciation and amortization expense                                  39,428                6,015            53,301
    Investment costs                                                       22,831               50,890            90,228
    Labor costs and expense reimbursements                                547,791               34,350           582,431
    Management fees, related party                                        109,000              100,500           393,750
    General and administrative                                            165,339               27,267           286,268
    Professional fees                                                      12,970               41,818           156,658
    Marketing                                                              93,082                    -           104,619
    Research, development and product support                             138,849                    -           138,849
    Office rents                                                           33,774               30,328           111,767
    Subsidiary loan impairment                                                  -              378,404           378,404
    Impairment of goodwill                                                121,595                    -           121,595
                                                                      -----------          -----------      ------------

Total expenses                                                          1,284,659              669,572         2,417,870
                                                                      -----------          -----------      ------------

Loss from operations                                                   (1,110,948)            (669,572)       (2,244,159)
                                                                      -----------          -----------      ------------

Other income (expense)
    Investee losses                                                             -             (870,627)       (1,040,096)
    Interest and money market dividends                                     1,882               10,408           174,017
    Gains (losses) in trading securities                                   88,780             (172,978)          (88,547)
                                                                      -----------          -----------      ------------

Total other income (expense)                                               90,662           (1,033,197)         (954,626)
                                                                      -----------          -----------      ------------

Net loss to common stockholders                                       $(1,020,286)         $(1,702,769)     $ (3,198,785)
                                                                      ===========          ===========      ============

Pro forma information (unaudited)
    Net loss                                                           (1,020,286)          (1,702,769)       (3,198,785)
    Pro forma tax provision                                                     -                    -                 -
                                                                      -----------          -----------      ------------
    Pro forma net loss                                                 (1,020,286)          (1,702,769)       (3,198,785)
                                                                      ===========          ===========      ============

Basic and diluted loss per common share                               $     (0.06)         $     (0.12)     $      (0.25)
                                                                      ===========          ===========      ============

Basic and diluted weighted average common
    shares outstanding                                                 15,728,793           14,697,249        12,873,092
                                                                      ===========          ===========      ============



                   The accompanying notes are an integral part
                          of the financial statements.

                                        STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTITY)
                                        Statement of Changes in Stockholders' Equity






                                                                                                Deficit
                                                                                              Accumulated
                                      Common Stock              Additional                      in the
                                 -----------------------         Paid-in     Subscription     Development
                                   Shares        Amount          Capital      Receivable         Stage            Total
                                 ----------     --------        ----------    ----------      -----------      -----------
March 13, 2000 (Inception)                -     $      -        $        -    $        -      $         -      $         -

June 6, 2000 private placement    3,633,028            -             1,100        (1,100)               -                -

June 15, 2000 private placement  11,064,221            -         3,350,000             -                -        3,350,000

Offering costs paid                       -            -           (29,843)            -                -          (29,843)

Net loss                                  -            -                 -             -         (475,730)        (475,730)
                                 ----------     --------        ----------    ----------      -----------      -----------

Balance at December 31, 2001     14,697,249            -         3,321,257        (1,100)        (475,730)       2,844,427

Offerings costs paid                      -            -            (9,746)            -                -           (9,746)

Net loss                                  -            -                 -             -       (1,702,769)      (1,702,769)
                                 ----------     --------        ----------    ----------      -----------      -----------

Balance at December 31, 2002     14,697,249            -         3,311,511        (1,100)      (2,178,499)       1,131,912

November 2003 private
  placement                       3,302,752            -         1,000,000             -                -        1,000,000

Offering costs paid                       -            -           (65,442)            -                -          (65,442)

Net loss                                  -            -                 -             -       (1,020,286)      (1,020,286)
                                 ----------     --------        ----------    ----------      -----------      -----------

Balance at December 31, 2003     18,000,001     $      -        $4,246,069    $   (1,100)     $(3,198,785)     $ 1,046,184
                                 ==========     ========        ==========    ==========      ===========      ===========










                   The accompanying notes are an integral part
                          of the financial statements.

                                      STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTITY)
                                         Consolidated Statements of Cash Flows
                                        Years Ended December 31, 2003 and 2002




                                                                                                        March 13, 2000
                                                                                                         (Inception) to
                                                                                                          December 31,
                                                                         2003              2002              2003
                                                                      -----------       -----------       -----------
Cash flows from operating activities
    Net loss                                                          $(1,020,286)      $(1,702,769)      $(3,198,785)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
        Depreciation                                                       39,428             6,015            53,301
        Loss on impairment of goodwill                                    121,595                 -           121,595
        Equity method loss in subsidiary                                        -           870,627         1,040,096
        Subsidiary loan impairment loss                                         -           378,404           378,404
        (Gains) losses in trading securities                              (88,780)          172,978            88,546
        Purchases of trading securities                                  (156,019)          (92,490)         (683,589)
        Redemptions of trading securities                                 179,959           175,132           350,743
        Changes in assets and liabilities
            Decrease in accounts receivable                                 5,485                 -             5,485
            Increase in prepaid expenses                                   (7,208)                -           (26,308)
            Decrease in accounts payable                                  (30,722)          (25,024)          (11,353)
            Increase in deferred revenues                                  17,643                 -            17,643
                                                                      -----------       -----------       -----------

Net cash used in operating activities                                    (938,905)         (217,127)       (1,864,222)
                                                                      -----------       -----------       -----------

Cash flows provided by (used in) investing activities
    Purchase of property and equipment                                     (6,601)           (3,303)          (43,945)
    Purchase of investee interest, net of cash assumed                    (92,055)                -          (893,055)
    Advances to investees                                                       -        (1,018,500)       (1,018,500)
                                                                      -----------       -----------       -----------

Net cash used in investing activities                                     (98,656)       (1,021,803)       (1,955,500)
                                                                      -----------       -----------       -----------

Cash flows from financing activities
    Principal payments on capital lease obligations                          (527)                -              (527)
    Offering costs paid                                                   (65,442)           (9,746)         (105,031)
    Proceeds from sales of common stock                                 1,000,000                 -         4,350,000
                                                                      -----------       -----------       -----------

Net cash provided by (used in) financing activities                       934,031            (9,746)        4,244,442
                                                                      -----------       -----------       -----------

Net increase (decrease) in cash                                          (103,530)       (1,248,676)          424,720

Cash and cash equivalents, beginning of year                              528,250         1,776,926                 -
                                                                      -----------       -----------       -----------

Cash and cash equivalents, end of year                                $   424,720       $   528,250       $   424,720
                                                                      ===========       ===========       ===========




                   The accompanying notes are an integral part
                          of the financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations
--------------------

Stellar Technologies, Inc. and subsidiaries (the "Company") are engaged in two activities, acquiring a controlling interest in and providing financial, management and technical support to development stage internet businesses which the Company either participates in its founding or identifies it as meeting certain investment criteria and to a lesser extent, trading in public equity securities. All of the Company's affiliate companies are currently in the development stage. The Company is no longer, and has no intention of continuing, in the business of trading in securities.

History
-------

The Company, formerly International Travel CD's, Inc. ("ILCD"), was formed on July 20, 2000, as a Colorado corporation. In September 2003, the Company disposed of all of its former operations and related assets resulting in it becoming a public shell company, defined as an inactive, publicly quoted company with minimal assets or liabilities.

In January 2004, the Company consummated an agreement and plan of merger with Stellar Venture Partners, LLC ("Stellar LLC"). The plan of merger provided for the Company to issue 18,000,001 shares of its common stock to the members of Stellar LLC in consideration for which each of the issued and outstanding Class A and Class B member units of Stellar LLC were cancelled and each issued and outstanding share of common stock of the Company's wholly-owned subsidiary, International Travel CD's Acquisition Corp., was converted into one membership interest in Stellar LLC. The combination of Stellar LLC and ILCD was treated as a recapitalization of Stellar LLC and all equity transactions have been revised to reflect the recapitalization. As a result of the merger, the former members of Stellar LLC received approximately 74% of the then issued and outstanding common stock of the Company on a fully diluted basis, which resulted in Stellar LLC being treated as the accounting acquirer and thus the operations and the financial statements of Stellar LLC prior to the merger have become those of the Company. In connection with the merger, the Company changed its name to Stellar Technologies, Inc.

Stellar Venture Partners, LLC was formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. In November of 2000, Stellar LLC and IO Ventures, LLC ("IO") formed Stellar Business Builders, LLC ("SBB") for the purpose of acquiring and managing the operations of its startup affiliates. Stellar LLC and IO each owned 50% of SBB. In May and June of 2001, Stellar Business Builders, LLC formed two wholly-owned subsidiaries, Stellar Internet Monitoring, LLC ("SIM"), (formerly known as ICaughtYou, LLC), whose principal activity is providing companies with the ability to monitor their employee usage of the internet and Kidweb, LLC ("KW") whose primary activity is providing a web site development suite targeted directly to children. In November 2003, the Company purchased IO's remaining 50% interest in SBB for $100,000 in cash and as a result, SBB became a wholly-owned subsidiary of the Company (see Note 4).


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation and Ownership Interest in Investors
---------------------------------------------------------------
The accompanying financial statements have been presented on the consolidated basis in 2003 and include all the accounts of SBB, SIM and KW. No loss was allocated to the minority interest (see Note 10).

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to 2003, the Company accounted for SBB under the equity method. The applicable accounting method is generally determined based on the Company's ownership interest in the affiliate.

In July 2001, the Company purchased a 10% interest in Synergy Networks, Inc. ("SNI") for $400,000 in cash which was reflected under the cost method for 2003 and 2002.

Consolidation
-------------

Affiliate entities in which the Company directly or indirectly owns more than 50% of the outstanding, voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within the Company's consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated.

Equity Method
-------------

Affiliate entities in which the Company directly or indirectly owns between 20% and 50% of the outstanding, voting interests are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Investee Losses" in the Consolidated Statements of Operations.

Cost Method
-----------

Entities in which the Company directly or indirectly owns less than 20% of the outstanding voting interest are accounted for under the cost method of accounting. Under this method income received from the investees is reflected within the Company's consolidated statement of operations as investment income or loss unless the amount of the dividends exceeds the Company's proportionate share of the affiliates' income. In that case the excess amount would be considered a return of capital and be recorded as a reduction of the investment.

Development Stage Enterprise
----------------------------

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes
--------------------

Prior to the merger on January 15, 2004, no provision for income taxes has been made, since under federal and state regulation, tax attributes were passed through to the former Stellar LLC members who assumed responsibility for payment of income taxes, if any. Subsequent to the merger, income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of any valuation allowances recorded against deferred tax assets, if the Company estimates that it is more likely than not that it will be unable to utilize those deferred tax benefits in future periods. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities.

Credit Risk
-----------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. At various times during the year, the Company may exceed the federally insured limits. Management believes the risk of loss is minimal.

Goodwill and Acquired Intangibles
---------------------------------

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46" or "Interpretation"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIEs"). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

Marketable Securities
---------------------

The investments with which the Company is involved with are primarily of a traditional nature. The Company's short-term investments are comprised of equity securities that trade either on a United States national securities market or on the over-the-counter bulletin board ("OTC BB"). The securities are all classified as trading securities, and are carried at fair market value based upon the quoted market prices of those investments at period end. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings for the period.

The Company uses the specific identification method as the basis for determining the cost of trading securities sold. Unrealized losses in trading securities amounted to $18,314 and $156,976 for securities held as of December 31, 2003 and 2002, respectively.

Revenue Recognition
-------------------

Revenue from the sale of monitoring services is recognized ratably over the life of the monitoring service agreement. Accounts receivable represents balances due from customers for internet monitoring services rendered. Management estimates that such revenues are fully collectible. Since inception essentially all sales have been from internet monitoring services.

Advertising Costs
-----------------

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs amounted to $94,837, $11,582 and $108,053 for 2003, 2002 and the period March 13, 2000 (inception) through December 31, 2003, respectively.

Property and Equipment
----------------------

Property and equipment is recorded at cost, less accumulated depreciation and is depreciated using the straight-line method over their estimated useful life of the asset, which range from three to seven years.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). The per share calculations take into effect all stock dividends, stock splits, recapitalizations and reverse stock splits (See Note 15).

From inception through December 31, 2003 the Company did not issue any dilutive securities.

Pro Forma Financial Information
-------------------------------

As discussed in Note 1 and Note 15, Stellar LLC was originally organized in the form of a Limited Liability Company. Upon the merger of the wholly owned subsidiary of the Company into Stellar LLC in 2004, the capital structure changed for income tax purposes to that of a corporation. The change resulted in the Company retaining the tax benefit for the portion of the losses generated subsequent to January 15, 2004, whereas the previous losses were passed through to the Stellar LLC members. Pursuant to Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), a pro forma income statement has been presented which reflects the impact of the Stellar LLC change in capital structure as if it had occurred March 13, 2000 (Stellar LLC's inception). This presentation reflects the Company generating a tax benefit, which has been offset with a valuation allowance, which includes the net operating losses incurred by Stellar LLC during the period from March 12, 2000 to December 31, 2003, the operating period prior to Stellar LLC's termination.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                            Useful Life       2003         2002
                                                            -----------     --------     --------

          Software                                            3 years       $ 75,000     $      -
          Furniture, Fixtures and Equipment                  5-7 years        82,038       37,344
          Capital Leases - Equipment                          5 years         13,088            -
                                                                            --------     --------
                                                                             170,126       37,344
          Less: Accumulated Depreciation                                     (97,317)     (13,873)
                                                                            --------     --------

                                                                            $ 72,809     $ 23,471
                                                                            ========     ========

Deprecation expense which includes amounts under capital leases amounted to $39,428, $6,015 and $53,301 during 2003, 2002 and from Inception through December 31, 2003, respectively.


NOTE 4 - GOODWILL

On November 14, 2003, the Company paid $100,000 in cash to IO to acquire the remaining 50% of SBB it did not own. On the date of the acquisition, SBB's liabilities exceeded it assets, which resulted in the Company recording goodwill in the entire amount of the purchase price of $100,000 plus the amount by which the liabilities exceeded the assets in the amount of $21,595. At December 31, 2003, the Company fully impaired the goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements


NOTE 5 - INCOME TAXES

In accordance with federal income tax regulations, the net loss incurred by Stellar Venture Partners, LLC from inception to the date of its merger with the Company has been excluded from the benefits of the net operating loss carryforwards reflected in this footnote.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35%.

                                                                                                March 13, 2000
                                                                                                (Inception) to
                                                                                                 December 31,
                                                                     2003           2002             2003
                                                                   ---------      ---------       ----------
     Federal income tax benefit at statutory rate                  $ 357,100      $ 596,000       $1,119,575
     Federal income tax benefit passed through to the
       members of Stellar Venture Partners, LLC                     (357,100)      (352,000)        (921,575)
     Non-deductible expenses                                               -       (244,000)        (198,000)
                                                                   ---------      ---------       ----------

         Income Tax Benefit                                        $       -      $       -       $        -
                                                                   =========      =========       ==========

         Effective Income Tax Rate                                        0%             0%               0%
                                                                   =========      =========       ==========

NOTE 6 - CAPITAL LEASE OBLIGATIONS

In September 2003, SIM entered into a capital lease to purchase computer equipment with a cost of $4,787. The term of the lease is 36 months with monthly payments in the amount of $187. The interest rate on the capital lease is approximately 25%. At the end of the lease, SIM may purchase the equipment for $1. The lessor holds a security interest in the equipment purchased.

In December 2003, SIM entered into a capital lease to purchase a new phone system with a cost of $8,302. The term of the lease is 36 months with monthly payments of $251. The interest rate on the lease is 6%. At the end of the lease, SIM may purchase the equipment for $1. The lessor holds a security interest in the equipment purchased.

The following is a schedule by year of future minimum lease payments required to be paid by SIM under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2003:

         2004                                                      $ 5,254
         2005                                                        5,254
         2006                                                        4,258
                                                                   -------

         Total Minimum Lease Payments                               14,766

         Less Amount Representing Interest                          (2,205)
                                                                   -------

         Present Value of Net Minimum Lease Payments                12,561

         Less Current Portion                                       (4,088)
                                                                   -------

         Non-Current Portion                                       $ 8,473
                                                                   =======

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 7 - DEFERRED REVENUES

Deferred revenues represent payments from customers for internet monitoring services prior to the Company's requirement to perform the internet monitoring service.


NOTE 8 - STOCKHOLDERS' EQUITY

On June 6, 2000, the Company sold 3,633,028 shares of its common stock to MAS Services, Inc. for a subscription receivable of $1,100 under a private placement offering. In January 2004, MAS Services, Inc. paid $1,100 to the Company in satisfaction of the subscription receivable.

During the third and fourth quarters of 2000, the Company sold 11,064,221 shares of its common stock under a private placement offering, and received gross proceeds of $3,350,000. The Company paid offering costs of $29,843 and $9,746 in 2000 and 2001, respectively, in connection with this offering.

In November 2003, the Company sold 3,302,751 shares of its common stock under a private placement offering and received $1,000,000 in gross proceeds. The Company paid $65,442 in offering costs in connection with this private placement.


NOTE 9 - OPERATING LEASES

The Company had a lease commitment for its office space commencing August 1, 2001 for a period of 24 months. The lease was renewed for a year in August 2003. The monthly lease commitment is $2,371 per month which includes common area maintenance and taxes.

SIM has a lease commitment for its office space commencing December 1, 2003 for a period of 37 months. The lease contains one month of free rent and yearly escalation clauses that raise the basic monthly rent from $1,935 in 2004 to $2,052 in 2006. SIM is also responsible for common area maintenance and taxes in addition to the base rent.

In January 2003, the Company leased space for its computer servers and high speed internet lines with a term of twelve months with a minimum lease rate of approximately $4,450 per month.

Total rental expense for all operating leases was $83,706, $101,561 and $237,962 for 2003, 2002 and the period of March 13, 2000 (Inception) through December 31, 2003.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms of one year or greater as of December 31, 2003:

                 2004                 $23,216
                 2005                  23,912
                 2006                  24,629
                                      -------

                                      $71,757
                                      =======

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 10 - EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTEE LOAN RECEIVABLE

In accordance with Emerging Issues Task Force ("EITF") 98-13 "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee," and 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," in the event that minority interest losses exceed stockholders' equity for the majority interest, the excess minority interest loss is recorded against loan advances or other forms of equity invested in the subsidiary. Accordingly, during 2002 the Company reduced its loan receivable from the original amount invested of $1,018,500 by the amount of the losses recorded in excess of the minority interest deficiency, leaving a loan balance of $378,404 at December 31, 2002.

In addition, the Company fully impaired the remaining balance of the loan receivable from the subsidiary at December 31, 2002.


NOTE 11 - SEGMENT REPORTING

Management Policy in Identifying Reportable Segments
----------------------------------------------------

The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing and distribution requirements.

Types of Activities
-------------------

In 2003 the Company had three reportable segments: Internet Monitoring, Children's Website Development and Sales, and Investment Management and Corporate Development. Prior to 2003, the Company had only one segment, Investment Management and Corporate Development.

                                                                        Child Web        Investment
                                                          Internet      Site and       and Corporate
                                                         Monitoring    Development      Management
                                                         ----------    -----------     -------------
     Total assets (excluding intercompany)               $   54,943    $    14,606     $   1,101,476
                                                         ==========    ===========     =============

     Total liabilities (excluding intercompany)          $  104,693    $       175     $      19,973
                                                         ==========    ===========     =============

     Results of operations:
        Revenues                                         $  173,711    $         -     $           -
        Depreciation                                     $    7,995    $    25,000     $       6,433
        Net loss                                         $ (598,270)   $   (28,494)    $    (393,522)

During 2003, one customer accounted for approximately 14% of revenue.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements




NOTE 12 - EQUITY INTERESTS IN UNCONSOLIDATED SUBSIDIARIES

The following table summarizes financial information for subsidiaries accounted for under the equity method for the year ended December 31, 2002 which was SBB and its two wholly-owned subsidiaries:

                                                        SIM              KW            SBB
                                                    -----------       --------      ----------
     Other assets                                   $    45,215       $ 39,654      $   39,849
     Intercompany loans receivable                            -              -         968,500
                                                    -----------       --------      ----------

     Total assets                                   $    45,215       $ 39,654      $1,008,349
                                                    ===========       ========      ==========

     Other liabilities                              $   106,909       $     79      $2,048,445
     Intercompany loans payable                         968,250            250               -
                                                    -----------       --------      ----------

     Total liabilities                              $ 1,075,159       $    329      $2,048,445
                                                    ===========       ========      ==========

     Results of operations:
       Net loss                                     $(1,023,350)      $(55,285)     $  (22,523)
       Revenues                                     $    79,140       $    214      $    4,000
       Depreciation                                 $     6,978       $ 25,000      $        -


NOTE 13 - TRANSACTIONS WITH AFFILIATES

MAS Services, Inc. is the manager of the Company. MAS Services, Inc. is an investment analysis company. Under the operating agreement of the Company, the manager earns an annual management fee equal to three percent (3%) of the total capital committed to the Company by its members. The manager also is reimbursed for all out-of-pocket costs it incurred or has incurred in connection with the organization or operation of the Company. The Company incurred management fees in the amount of $109,000, $100,500 and $393,750 in 2003, 2002 and from inception through December 31, 2003, respectively.


NOTE 14 - SUPPLEMENTARY CASH FLOW INFORMATION

In 2003, SIM financed $13,088 of the purchase of computer and phone system equipment through capital lease obligations.

In 2003, SIM paid $97 of interest expense on the capital lease obligations.


NOTE 15 - SUBSEQUENT EVENTS

In January, 2004 the Company consummated an agreement and plan of merger with Stellar LLC, pursuant to which the Company acquired 100% of the issued and outstanding membership interests of Stellar LLC in consideration for which the members of Stellar LLC received 18,000,001 shares of the Company common stock after adjusting for the 1 for 4 reverse stock split in March 2004. As a result of the merger, International Travel CD's Acquisition Corp., a wholly-owned subsidiary of the Company, merged with and into Stellar LLC and the Company became the sole member of Stellar LLC.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 15 - SUBSEQUENT EVENTS (Continued)

The combination of Stellar LLC and the Company was treated as a recapitalization of Stellar LLC. As a result of the merger, Stellar LLC members acquired approximately 74% of the issued and outstanding voting common stock of the Company on a fully diluted basis. The Company was the legal acquirer in the merger. Stellar LLC was the accounting acquirer since its members acquired a majority ownership interest in ILCD. Consequently, the financial statements of Stellar LLC have become those of the Company.

Subsequent to the merger, the sole officer and director of the Company resigned and was replaced by the manager of Stellar LLC and the Company changed its name to Stellar Technologies, Inc. and entered into a 1 for 4 reverse stock split.

In connection with the merger, the Company issued 162,500 shares of common stock for advisory services.

In the first quarter of 2004, the Company sold 25,000 shares of its stock resulting in a gain of $59,183.

After the merger the Company commenced raising capital through a private offering of up to 2,500,000 shares of Series A Convertible Preferred Stock ("Shares"), no par value per share, and warrants ("Warrants") to acquire up to 625,000 shares of common stock, no par value per share. The Shares and Warrants will be sold in units comprised of one share of Series A Convertible Preferred Stock and one Warrant ("Units"). The Units will be sold at a purchase price of $0.75 per Unit pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. Each Share is initially convertible into one half share of common stock, subject to adjustment, and each Warrant is initially exercisable into one share of common stock at an exercise price of $2.40 per share, subject to adjustment for a period of three years from the date of issuance. The Series A Preferred Stock has no voting rights, dividend rights that are pari passu with the common stock of the Company, and no liquidation preferences. All shares of Series A Convertible Preferred Stock automatically converted effective March 12, 2004 or upon issuance thereafter.

As of March 23, 2004, the Company had issued approximately 589,250 units and raised approximately $1,767,750 through the private offering.


NOTE 16 - BUSINESS COMBINATION

On November 14, 2003, Stellar LLC acquired the remaining 50% membership interest in SBB and its wholly-owned subsidiaries from IO Ventures for $100,000 in cash. The purchase price was allocated to the assets and liabilities in accordance with SFAS No. 141 "Business Combinations." On the date of the acquisition, the net liabilities of SBB and its wholly-owned subsidiaries exceeded its net assets by $21,595, which consisted of the following components:

  Cash                                 $  7,943
  Accounts receivable                     4,873
  Other current assets                    3,500
  Fixed assets                           69,077
                                       --------
  Total Assets                         $ 85,393
                                       ========

  Accounts payable                     $ 46,724
  Other liabilities                      60,264
                                       --------
  Total Liabilities                    $106,988
                                       ========

  Net Deficit Acquired                 $(21,595)
                                       ========

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                          Notes to Financial Statements



NOTE 16 - BUSINESS COMBINATION (Continued)

The excess purchase price of $121,595 was recognized as goodwill as described in
Note 4.

The following pro forma presentation assumes the Company's acquisition of the remaining 50% of SBB and its wholly-owned subsidiaries took place on January 1, 2002, and shows the pro forma effect on loss from operations.

                                                                                       For the Year Ended
                                                                                       December 31, 2002
                                                                               --------------------------------
                                                                                                        Pro
                                                                                Historical             Forma
                                                                               -----------          -----------
                                                                                                    (Unaudited)
                                                                               $         -          $    79,832
Revenues
Expenses
  Depreciation and amortization expense                                              6,015               37,992
  Investment costs                                                                  50,890               50,890
  Labor costs and expense reimbursements                                            34,350              820,865
  Management fees, related party                                                   100,500              100,500
  General and administrative                                                        27,267              101,976
  Professional fees                                                                 41,818               54,101
  Marketing                                                                              -              139,904
  Research, development and product support                                              -              135,602
  Office rents                                                                      30,328               30,328
                                                                               -----------          -----------
           Total expenses                                                          291,168            1,472,158

Loss from operations                                                           $  (291,168)         $(1,392,326)
                                                                               ===========          ===========
Net loss to commons stockholders                                               $(1,702,769)         $(1,554,896)
                                                                               ===========          ===========
Net loss per common share - basic and diluted                                  $     (0.12)         $     (0.11)
                                                                               ===========          ===========
Weighted average number of common shares
    outstanding - basic and diluted                                             14,697,249           14,697,249
                                                                               ===========          ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STELLAR TECHNOLOGIES, INC.


Date: October 15, 2004                    /s/ Richard A Schmidt
                                          --------------------------------
                                          Richard A. Schmidt
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                                             Title                               Date
---------                                             -----                               ----
/s/ Richard A Schmidt                     Chief Executive Officer and               October 15, 2004
---------------------------               Director
    Richard A. Schmidt

                                  EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------
     14.1           Code of Ethics

     21.1           Subsidiaries of the Company

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