Form 10QSB
period 2004-09-30
STELLAR TECHNOLOGIES, INC.
filed 2004-11-22
CIK 1132590

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended: SEPTEMBER 30, 2004
                                                       ------------------

                                     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT of 1934

                       For the transition period from _________ to _____________ Commission File No. 000-33099
                                           ---------

                           STELLAR TECHNOLOGIES, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                COLORADO                               84-1553046
------------------------------------           ---------------------------------
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

Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 26,426,636 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on November 18, 2004.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES`
                                          (A DEVELOPMENT STAGE ENTITY)

                                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - (Unaudited)                                                3


          Condensed Consolidated Statements of Operations - (Unaudited)                                      4


          Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)                             5


          Condensed Consolidated Statements of Cash Flows  - (Unaudited)                                     7


          Notes to Condensed Consolidated Financial Statements                                               8


Item 2.   Management's Discussion and Analysis                                                              14

Item 3.   Controls and Procedures                                                                           21


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-k                                                                   22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets

                                                       ASSETS
                                                       ------
                                                                            September 30, 2004       June 30, 2004
                                                                            ------------------       -------------
                                                                                  (Unaudited)           (Audited)
 Current assets
    Cash                                                                    $        1,646,542       $   3,036,682
    Accounts receivable                                                                214,232             124,976
    Prepaid expenses and other assets                                                   15,725             132,857
    Advances                                                                                 -              22,000
                                                                            ------------------       -------------

 Total current assets                                                                1,876,499           3,316,515

 Property and equipment, net                                                            80,694              75,193
 Cost based investment                                                                 400,000             400,000
 Deposits                                                                               13,386                   -
 Intangible assets                                                                   1,377,865                   -
                                                                            ------------------       -------------

                                                                            $        3,748,444       $   3,791,708
                                                                            ==================       =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

 Current liabilities
     Convertible notes payable                                              $                -       $     493,084
     Short-term notes                                                                  136,245                   -
     Current portion of obligations under capital leases                                 4,088               4,088
     Accounts payable and accrued expenses                                             323,213             181,772
     Deferred revenues                                                                 357,335             164,768
                                                                            ------------------       -------------

 Total current liabilities                                                             820,881             843,712
                                                                            ------------------       -------------

     Deferred revenues                                                                  44,229                   -

 Obligations under capital leases, net of current portion                                5,628               6,607
                                                                            ------------------       -------------

 Total long-term liabilities                                                            49,857               6,607

 Total liabilities                                                                     870,738             850,319
                                                                            ------------------       -------------

 Stockholders' equity
    Preferred stock, no par value; authorized 10,000,000 shares;
      zero shares issued and outstanding                                                     -                   -
    Common stock, no par value; authorized 100,000,000 shares
      26,426,636 and 25,759,558 shares issued, and outstanding
      as of September 30, 2004 and June 30, 2004                                        26,427              25,760
 Additional paid-in capital                                                         12,283,219          10,188,499
 Deferred compensation                                                                (663,174)           (725,346)
 Deficit accumulated in the development stage                                       (8,768,766)         (6,547,524)
                                                                            ------------------       -------------
 Total stockholders' equity                                                          2,877,706           2,941,389
                                                                            ------------------       -------------

                                                                            $        3,748,444       $   3,791,708
                                                                            ==================       =============

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

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,               March 13, 2000
                                                       -------------------------------      (Inception) to
                                                          2004                2003        September 30, 2004
                                                       -----------         -----------    ------------------
Revenues                                               $   197,981         $    29,000    $          481,066
                                                       -----------         -----------    ------------------

Expenses
    Depreciation and amortization expense                   15,893               9,761                92,469
    Investment costs                                             -                   -                90,228
    Labor costs and expense reimbursements                 383,779             144,036             1,526,175
    Management fees, related party                               -              28,250               473,250
    General and administrative                             135,308              51,885               590,233
    Professional fees                                      221,196               7,253               762,377
    Marketing                                               38,378              20,987               259,042
    Research, development and product support               34,579              22,799               228,935
    Office rents                                            32,054               5,356               171,623
    Loan impairment                                              -                   -               354,949
    Impairment of goodwill                                       -                   -               121,595
    Subsidiary loan impairment                                   -                   -               378,404
                                                       -----------         -----------    ------------------

Total expenses                                             861,187             290,327             5,049,280
                                                       -----------         -----------    ------------------

Loss from operations                                      (663,206)           (261,327)           (4,568,214)
                                                       -----------         -----------    ------------------

Other income (expense)
    Investee losses                                              -                   -            (1,040,096)
    Interest and money market dividends                      2,369                 189               180,727
    Gains (losses) in trading securities                         -              24,607                49,846
    Interest expense                                    (1,560,405)                  -            (1,623,279)
                                                       -----------         -----------    ------------------

Total other income (expense)                            (1,558,036)             24,796            (2,432,802)
                                                       -----------         -----------    ------------------

Net Loss                                                (2,221,242)           (236,531)           (7,001,016)

Preferred stock dividend                                         -                   -             1,767,750
                                                       -----------         -----------    ------------------

Net loss to common stockholders                        $(2,221,242)        $  (236,531)   $       (8,768,766)
                                                       ===========         ===========    ==================

Pro Forma Information
    Net loss                                                               $  (236,531)   $       (8,768,766)
    Pro forma tax provision                                                          -                     -
                                                                           -----------    ------------------

Pro forma net loss                                                         $  (236,531)   $       (8,768,766)
                                                                           ===========    ==================

Basic and diluted loss per common share                $     (0.08)        $     (0.01)   $            (0.59)
                                                       ===========         ===========    ==================

Basic and diluted weighted average common
  shares outstanding                                    26,311,230          15,833,467            14,819,169
                                                       ===========         ===========    ==================

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated
                                     Common Stock         Additional                                  in the
                               -----------------------     Paid-in       Deferred    Subscription   Development
                                  Shares       Amount      Capital     Compensation   Receivable       Stage          Total
                               -----------   ---------    ----------   ------------  ------------   -----------     ---------
March 13, 2000 (Inception)               -   $       -   $         -   $         -    $       -     $         -    $         -
June 6, 2000 private
  placement                      3,633,028           -         1,100             -       (1,100)              -              -
June 15, 2000 private
  placement                     11,064,221           -     3,350,000             -            -               -      3,350,000
Offering costs paid                      -           -       (29,843)            -            -               -        (29,843)
Net loss                                 -           -             -             -            -        (475,730)      (475,730)
                               -----------   ---------   -----------   -----------    ---------     -----------    -----------
Balance at December 31, 2001    14,697,249           -     3,321,257             -       (1,100)       (475,730)     2,844,427
Offering costs paid                      -           -        (9,746)            -            -               -         (9,746)
Net loss                                 -           -             -             -            -      (1,702,769)    (1,702,769)
                               -----------   ---------   -----------   -----------    ---------     -----------    -----------
Balance at December 31, 2002    14,697,249           -     3,311,511             -       (1,100)     (2,178,499)     1,131,912
November 2003 private
  placement                      3,302,752           -     1,000,000             -            -               -      1,000,000
Offering costs paid                      -           -       (65,442)            -            -               -        (65,442)
Net loss                                 -           -             -             -            -      (1,020,286)    (1,020,286)
                               -----------   ---------   -----------   -----------    ---------     -----------    -----------
Balance at December 31, 2003    18,000,001   $       -   $ 4,246,069   $         -    $  (1,100)    $(3,198,785)   $ 1,046,184
Paid subscription receivable             -           -             -             -        1,100               -          1,100
February 2004 private
  placement of Series A
  Preferred automatically
  converted and warrants,
  net of offering costs paid     1,178,500           -     1,764,001             -            -               -      1,764,001
Preferred dividend from
  beneficial conversion
  feature of preferred stock
  issuance                               -           -     1,767,750             -            -               -      1,767,750
Gain on sale of treasury stock           -           -        59,163             -            -               -         59,163
Net assets and liabilities
  acquired in merger with
  International Travel
  CD's, Inc.                     6,250,022           -       573,706             -     (320,000)              -        253,706
Collection of subscription
  receivable                             -           -             -             -      320,000               -        320,000
Amendment to articles of
  incorporation                          -      25,429       (25,429)            -            -               -              -
Additional shares issued for
  waiver of decenters rights       331,035         331          (331)            -            -               -              -
Debt discount in connection with
  warrants to acquire 2,400,000
  shares issued in Convertible
  note offering in June 2004             -           -     1,057,500             -            -               -      1,057,500
Warrants to acquire 300,000
  shares issued in June 2004
  for advisory services                  -           -       746,070      (746,070)           -               -              -
Amortization of warrants
  issued for advisory services           -           -             -        20,724            -               -         20,724
Net loss                                 -           -             -             -            -      (3,348,739)    (3,348,739)
                               -----------   ---------   -----------   -----------    ---------     -----------    -----------
Balance at June 30, 2004        25,759,558   $  25,760   $10,188,499   $  (725,346)   $       -     $(6,547,524)   $ 2,941,389
                               ===========   =========   ===========   ===========    =========     ===========    ===========

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated
                                     Common Stock         Additional                                  in the
                               -----------------------     Paid-in       Deferred    Subscription   Development
                                  Shares       Amount      Capital     Compensation   Receivable       Stage          Total
                               -----------------------    ----------   ------------  ------------   -----------     ---------
Balance at June 30, 2004        25,759,558   $  25,760   $10,188,499   $  (725,346)   $       -     $(6,547,524)   $ 2,941,389
                               -----------   ---------   -----------   -----------    ---------     -----------    -----------

Exercised warrants                  22,570          23           (23)            -            -               -              -
Conversion of convertible notes    601,155         601     1,502,286             -            -               -      1,502,887
Convertible note discount                -           -       442,500             -            -               -        442,500
Shares issued for CompuSven
  acquisition                       43,353          43       149,957             -            -               -        150,000
Amortization of deferred
  compensation for three months          -           -             -        62,172            -               -         62,172
Net loss                                 -           -             -             -            -      (2,221,242)    (2,221,242)
                               -----------   ---------   -----------   -----------    ---------     -----------    -----------
Balance at September 30, 2004   26,426,636   $  26,427   $12,283,219   $  (663,174)   $       -     $(8,768,766)   $ 2,877,706
                               ===========   =========   ===========   ===========    =========     ===========    ===========

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months
                                                                  Ended September 30,             March 13, 2000
                                                            ------------------------------        (Inception) to
                                                                 2004             2003          September 30, 2004
                                                            -------------    -------------      ------------------
Net cash used in operating activities                       $    (480,959)   $    (218,822)       $    (3,187,035)
                                                            -------------    -------------        ---------------

Cash flows provided by (used in) investing activities
    Purchase of property and equipment                             (1,059)            (989)               (70,663)
    Checks issued in excess of funds acquired under
      merger with International Travel CD                               -                -               (109,086)
    Acquisition of CompuSven, net of cash assumed                (890,324)               -               (890,324)
    Purchase of investee interest, net of cash assumed                  -                -               (893,055)
    Advances to investees                                               -                -             (1,018,500)
                                                            -------------    -------------        ---------------

Net cash used in investing activities                            (891,383)            (989)            (2,981,628)
                                                            -------------    -------------        ---------------

Cash flows from financing activities
    Advances                                                            -                -                (22,000)
    Principal payments on capital leases and
      short-term obligations                                      (17,798)               -                (20,191)
    Offering costs paid                                                 -                -               (228,780)
    Proceeds from sale of treasury stock                                -                -                 88,163
    Gain from sale of treasury stock                                    -                -                 59,163
    Proceeds from sales of preferred stock and warrants                 -                -              1,767,750
    Proceeds from sales of common stock                                 -          300,000              4,671,100
    Proceeds from sale of convertible notes                             -                -              1,500,000
                                                            -------------    -------------        ---------------

Net cash provided by (used in) by financing activities            (17,798)         300,000              7,815,205
                                                            -------------    -------------        ---------------

Net increase (decrease) in cash                                (1,390,140)          80,189              1,646,542

Cash and cash equivalents, beginning of period                  3,036,682          491,133                      -
                                                            -------------    -------------        ---------------

Cash and cash equivalents, end of period                    $   1,646,542    $     571,322        $     1,646,542
                                                            =============    =============        ===============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Stellar Technologies, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on Oct 12, 2004 and Form 8-K with the SEC on September 29, 2004. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2005.

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

For periods before the merger, the operations and financial statements of the Company are those of Stellar Venture Partners, LLC formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. In November of 2000, Stellar LLC and IO Ventures, LLC ("IO") formed Stellar Business Builders, LLC ("SBB") for the purpose of acquiring and managing the operations of its startup affiliates. Stellar LLC and IO each owned 50% of SBB. In May and June of 2001, Stellar Business Builders, LLC formed two wholly-owned subsidiaries, Stellar Internet Monitoring, LLC ("SIM") (formerly known as ICaughtYou, LLC), whose principal activity is providing companies with the ability to monitor their employee usage of the internet, and Kidweb, LLC ("KW"), whose primary activity was providing a web site development suite targeted directly at children. In November 2003, the Company purchased IO's remaining 50% interest in SBB for $100,000 in cash and as a result, SBB became a wholly-owned subsidiary of the Company.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION (Continued)

Stock-Based Compensation

In February, 2004, the Company granted stock-based compensation options to its new President as part of his employment agreement in addition to five of its employees. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                                                Three Months Ended
                                                                                   September 30,
                                                                          --------------------------------
                                                                              2004                2003
                                                                          ------------         -----------
Net loss to common stockholders, as reported                              $ (2,221,242)        $  (236,531)

Add: Stock-based employee/director compensation
   included in reported net loss determined under APB No. 25,
   net of related tax effects                                                        -                   -
Deduct: Total stock-based employee/director compensation
   expense under the fair value based method for all awards,
   net of related tax effects                                                 (289,236)                  -
                                                                          ------------         -----------

Pro forma net loss                                                        $ (2,510,478)        $  (236,531)
                                                                          ============         ===========

   Loss per share basic and diluted - as reported                         $      (0.08)        $     (0.01)
   Loss per share basic and diluted - pro forma                           $      (0.10)        $     (0.01)

Shares used in basic and diluted loss per share amounts                     26,311,230          15,833,467
                                                                          ============         ===========

Accounting Policies Not Previously Disclosed

As a result of the acquisition of CompuSven, Inc. (see Note 7) the Company acquired goodwill and other intangibles. The accounting policy of the Company is as follows:

Goodwill and Acquired Intangibles

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment.

Other intangible assets are amortized over their useful life of five years on a straight line basis.

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

NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 3,466,750 and 0 at September 30, 2004 and 2003, respectively, which includes 81,250 shares related to warrants issued by ILCD prior to the recapitalization.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30,2004 and June 30, 2004 consisted of the following:

                                            September 30,          June 30,
                                                 2004               2004
                                             (Unaudited)         (Audited)
                                            -------------        ----------

     Accounts receivable                      $  218,982          $ 126,726
     Allowance for doubtful accounts              (4,750)            (1,750)
                                              ----------          ---------

                                              $  214,232          $ 124,976
                                              ==========          =========

Bad debt expense for both the three month period ended September 30, 2004 and 2003 was $0.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table presents the carrying value of goodwill and customer relations intangibles for the three months ended September 30, 2004:

                                  Gross                                  Net
                                 Carrying         Accumulated          Carrying
                                  Value           Amortization          Value
                                -----------       ------------      ------------

     Goodwill                   $ 1,238,907         $       -       $  1,238,907
     Customer relations             145,000            (6,042)           138,958
                                -----------         ---------       ------------
                                $ 1,383,907         $  (6,042)      $  1,377,865
                                ===========         =========       ============

Goodwill and customer relations intangible assets were created as a result of the acquisition of CompuSven, Inc. where the purchase price and liabilities assumed exceeded the assets acquired by $1,383,907 (see Note 7). The allocation of intangible assets between goodwill and customer relations was based upon an independent study performed by a qualified independent appraiser.

The Company recognized $6,042 of amortization expense from acquired intangibles during the three months ended September 30, 2004.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the "Notes") plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The Notes bear interest at a rate of 1.98% per annum, payable monthly, and mature on June 7, 2005. The Notes were convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The Notes include a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the common stock and warrants. The Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at an exercise price of $2.50 per share and $3.50 per share, respectively. The conversion price of the Notes and the exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the conversion price or exercise price at the time of issuance of the Notes. The Series A Warrants have an expiration date which was subsequently amended to October 10, 2005. The Series B Warrants have an expiration date of June 7, 2009. In July 2004, upon the SEC declaring the Company's registration statement effective, the notes and accrued interest automatically converted into 601,155 share of common stock.

The Company's stock price at the time of the Note offering was $3.28; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the Notes and detachable warrants resulted in a discount being recorded in the amount of $1,057,500 from the relative fair value of the warrants, as determined using the Black-Scholes model. Upon conversion of the notes, the Company expensed the unamortized discount as interest expense. At June 30, 2004, the fair value of the note exceeded the face value of $1.5 million.

The Company did not record the relative fair value assigned to the beneficial conversion feature of the notes at the time they were issued, which amounted to $442,500, since the discount was contingent upon the effectiveness of a registration statement covering the public resale of the shares underlying the notes. Upon the filing of an effective registration statement being declared effective by the SEC, the notes automatically converted to common stock, and the company expensed the beneficial conversion discount of $442,500 as interest expense.

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY

In July 2004, the Company issued 43,353 shares of common stock in conjunction with the purchase of all of the common stock of CompuSven, Inc. (see Note 7).

In July 2004, Trident Growth Fund, Inc. acquired 22,570 shares of common stock through the cashless exercise of 31,250 warrants they acquired in 2003 from ILCD.

NOTE 7 - ACQUISITION OF COMPUSVEN

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven"), subject to the terms and conditions of the Stock Purchase Agreement signed on that date. The purchase price of the Compusven Common stock was $889,985 paid in cash plus a number of shares of Company common stock equivalent to $150,000 as determined by the closing price of the common stock of the Company as of the date immediately preceding the closing. The purchase price was paid in the following manner: cash of $773,900 and 36,850 shares of common stock to the sole stockholder of CompuSven, and cash of $95,479 and 6,503 shares of common stock to E-Mail Technologies, Inc. ("E-Mail"). Of this amount, $20,606 was held in reserve until E-Mail completed collection of outstanding accounts receivable invoices of CompuSven. In connection with the closing, the sole shareholder of CompuSven and other key employees signed employment and confidentiality agreements with the Company, the sales agreement between CompuSven and E-Mail was terminated and the sole shareholder of e-Mail signed an employment and confidentiality agreement with the Company.

CompuSven is engaged in the development and selling of "E-Mail Shuttle," a migration software specifically designed to migrate, upgrade and provide coexistence and synchronization of data for its customers' e-mail data. CompuSven also provides product support or maintenance for its software and consulting services for the installation of its product. The primary reasons for this acquisition were to gain the development expertise of CompuSven's key employees and CompuSven's e-mail software and customer base.

These financial statements have included the results of operations and balances of CompuSven beginning on July 15, 2004. The Company has not included a pro forma presentation to include the results of operations of CompuSven as if the acquisition had occurred on July 1, 2004, since the pro forma results would not materially differ from the actual results reported.

The following pro forma presentation shows the effect on loss from operations, net loss and loss per share assuming the Company's acquisition of CompuSven took place on July 1, 2003:

                                                                 Pro Forma
                                                   Three Months Ended September 30, 2003
                                --------------------------------------------------------------------------
                                Historical          CompuSven           Adjustments             Combined
                                ----------          ----------          -----------           ------------
Revenue                         $   29,000          $  362,228           $       -            $    391,228
                                ==========          ==========           =========            ============
Income from operations          $ (261,327)         $  170,893           $  (7,250) (1)       $    (97,684)
                                ==========          ==========           =========            ============
Net income (loss)               $ (236,531)         $  165,079              (7,250)           $    (78,702)
                                ==========          ==========           =========            ============

Basic and diluted loss per share                                                              $      (0.00)
                                                                                              ============

Basic and diluted weighted average common shares outstanding                                    15,876,820
                                                                                              ============

(1) Amortization of customer relationship intangible

                   STELLAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 -  SHORT TERM NOTES

This balance represents credit card liabilities acquired in the acquisition of CompuSven.

NOTE 9 - SUBSEQUENT EVENTS

On October 9, 2004, the Company extended the expiration date on the Series A Warrants to October 10, 2005.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

         Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: projections of revenues, earnings, synergies or other financial items; our future business, financial condition and results of operations; statements of the plans, strategies and objectives of management for future operations; our ability to fund future growth; statements regarding future economic conditions or performance; our ability to implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers and qualified personnel; our dependence on a small number of customers for revenue; customer acceptance and satisfaction with our Stellar Internet Monitoring ("SIM") products and services ("SIM Solutions"); anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the employee Internet management ("EIM") industry; rapid technological changes in the EIM industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as any other factors disclosed under the caption "Risk Factors" in our Transition Report on Form 10-KSB and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

BACKGROUND

         The following should be read in conjunction with our consolidated financial statement contained elsewhere in this report.

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

         On July 14, 2004, we acquired all of the issued and outstanding capital stock of CompuSven, Inc., a Florida corporation ("CompuSven"). Upon completion of this acquisition, CompuSven became our wholly-owned subsidiary. The acquisition was completed pursuant to a Stock Purchase Agreement with Sven James, the sole stockholder of CompuSven. The total purchase price consisted of $889,985, of which $869,379 was paid at closing, and 43,353 shares of the Company's common stock. Of this amount, $773,900 and 36,850 shares of common stock were issued to Mr. James, and pursuant to an existing agreement between CompuSven and Email Technologies, Inc., a Florida corporation, the balance of the purchase price was issued to Email Technologies.

OVERVIEW

         As a result of our acquisition of Stellar Venture Partners, we entered the employee Internet management ("EIM") market. Upon completion of our acquisition of CompuSven, we now provide related e-mail migration, e-mail data and directory management software and related services with our Stellar E-mail shuttle solution. The EIM market involves the provision of traditional Internet access control and management services, but with added management and productivity-enhancing functionality. International Data Corporation, a market research firm ("IDC"), estimates that the EIM market will grow to $750 million by the end of 2004. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by its employees by means of the Internet and keeping control over information technology expenditures, while maintaining high employee morale and productivity.

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

         We provide organizations with next-generation technology that we believe is far more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Our next-generation technology consists of an innovative web-based Internet monitoring application that allows organizations to monitor Internet usage by employees and prevent Internet abuse. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used, without the need to purchase new hardware or software, and provide organizations with detailed reports describing which web sites are being visited, what instant messages are being sent and received, which employees were involved, and what time the actions took place.

         Our research and development activities are focused on the enhancement of our current SIM solutions and on the development of next-generation technologies in the EIM market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complementary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies. In that regard, we are developing our next generation EIM solution, which will add a blocking component to our existing Internet, instant messaging and e-mail monitoring and archiving capabilities. We believe this will be the most comprehensive solution available.

         We intend to acquire additional technologies that we believe are complementary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to acquisitions of complementary technologies described above, we may, from time to time, explore possible acquisitions of companies, businesses or assets that we believe are complementary to our business.

         Having completed the acquisition of CompuSven and its established customer and revenue base, and increased our direct sales force, we expect material increases in revenue during the next 12 months. The market for our products and services is large and continues to grow. Sustained spending on technology, continued emphasis on employee efficiency, and growing awareness of and compliance with regulatory and reporting requirements by employers are all key external conditions which may affect our ability to execute our business plan. In order to maximize the market opportunities available to us, we need to increase our visibility to potential customers and continue to enhance the quality of our products and services to meet the demands of our customers and offerings of our competitors. We continue to focus a substantial amount of our resources to achieve visibility and develop superior solutions. Our ability to succeed on these initiatives is critical to our ability to successfully execute our business plan.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

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

         On July 14, 2004, we completed the acquisition of CompuSven. The discussion below regarding our results of operations for the three months ended September 30, 2004 reflects the combined operations of our historic EIM business and CompuSven, whereas the corresponding period in 2003 includes only the operations of our historic EIM business. In order to present the following discussion in a manner to provide a more meaningful comparison between the two periods, where possible, we have quantified the material changes in our results of operations which are attributable to the operations of each of our businesses.

Revenues

         Revenues consist of licensing fees that we receive upon the sale of our SIM solutions and e-mail migration, data and directory software and related service fees. Revenues increased $168,981 to $197,981 for the three month period ended September 30, 2004 from $29,000 for the three month period ended September 30, 2003. The increase was primarily a result of increased licensing revenues received from new customers and $131,609 from sales of our e-mail migration solutions generated by CompuSven. Approximately 30% of revenues recognized for the three months ended September 30, 2004 was derived from licenses to first-time customers who initially purchased 12, 24 or 36 month licenses of our SIM solutions in 2004. The remaining 70% of revenues was generated from existing customers. We expect absolute growth in revenues for future periods to exceed absolute growth in revenues for past periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers. We also expect CompuSven, which we acquired in July 2004, to continue to generate incremental revenue for us.

Operating Expenses

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.

         Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements consist of all salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees. Labor costs and expense reimbursements increased $239,743 to $383,779 for the three month period ended September 30, 2004 from $144,036 for the three month period ended September 30, 2003. The increase was due primarily to approximately $112,000 of salaries associated with CompuSven, an increase of approximately $95,000 for general and administrative personnel, including Richard A. Schmidt, our new Chief Executive Officer, and Donald R. Innis, our President, and an increase in sales personnel expenses of approximately $32,000. We expect labor costs and expense reimbursements to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

         Marketing. Marketing expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations. Marketing expenses increased $17,931 to $38,378 for the three month period ended September 30, 2004 from $20,987 for the three month period ended September 30, 2003. The increase was primarily due to increased expenses associated with marketing campaigns and the promotion of our SIM solutions and increased public relations costs incurred as a result of our becoming a public company. We expect marketing expenses to increase in the future as we continue to expand our marketing efforts and promote our SIM solutions and related e-mail migration, e-mail data and directory management software and related services.

         General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $269,314 to $388,558 for the three months ended September 30, 2004 from $119,244 for the three months ended September 30, 2003. The increase resulted primarily from a $213,943 increase in professional fees incurred in connection with the preparation and filing of a registration statement with the Securities Exchange Commission ("SEC") and compliance obligations with our reporting obligations under the federal securities laws, a $83,423 increase in general and administrative expenses due to increases in corporate travel, investor relations activities, and the general and administrative costs of CompuSven which we acquired in the current quarter, and a $26,698 increase in rent as we opened a second office and acquired a third office in connection with our acquisition of CompuSven. These amounts were offset by a $28,250 decrease in management fees.

         Research and Development. Research and development expenses consist primarily of costs associated with the development of new products and services and the enhancement of our existing SIM solutions. Research and development expenses increased $11,780 to $34,579 for the three month period ended September 30, 2004 from $22,799 for the three month period ended September 30, 2003. The increase was primarily a result of increased costs associated with the development of new products and services and the enhancement of our existing SIM solutions. We expect research and development expenses to increase in the future as we pursue future product and service development, enhancement of our existing SIM solutions and e-mail migration, data and directory management solutions and enter into arrangements with additional technology partners.

Other Income (expense)

         Other income (expense) consists of investor losses, interest and money market dividends, gains in trading securities and interest expense.

         Interest Expense. Interest expense increased to $1,560,405 for the three months ended September 30, 2004. We did not incur any interest expense during the three months ended September 30, 2003. The interest expense consisted primarily of non-cash charges of $1,449,416 from the amortization of the debt discount associated with the beneficial conversion discount associated with $1.5 million in convertible notes and associated warrants and $110,000 from the partial amortization of fees that we paid to in connection with the note offering. We expensed the full amount of debt discounts and beneficial conversion discounts as the notes were converted into common stock upon the effective date of the registration statement covering the public resale of the common stock underlying the notes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $480,959 for the three months ended September 30, 2004 and was used primarily to fund our net loss.

         Net cash used in investing activities during the three months ended September 30, 2004 was $891,383 and related to our purchase of CompuSven.

         Net cash used in financing activities during the three months ended September 30, 2004 was $17,798, and consisted of $16,819 and $798 of principal payments on credit card loans and capital lease obligations, respectively.

         Our working capital at September 30, 2004 was $1,055,616, compared to $2,472,803 at June 30, 2004. The $1,417,187 decrease in working capital was due primarily to decreases in cash of $1,389,940 and prepaid expenses of $117,132 and to increases in deferred revenue of $231,367, in accounts payable of $147,069 and in short term notes payable of $136,245. These amounts were partially offset by a decrease in convertible notes payable of $493,084 and an increase in accounts receivable of $89,256.

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

         On June 8, 2004, we issued convertible promissory notes (the "Convertible Notes") and warrants to a small group of accredited investors for cash consideration of $1,500,000. The Convertible Notes were issued and sold together with the warrants at the rate of two (2) Series A Warrants ("Series A Warrants") and two (2) Series B Warrants ("Series B Warrants") for each $2.50 principal amount of Convertible Notes purchased. The principal amount of the Convertible Notes and all accrued interest due thereunder were convertible into shares of our common stock at an initial conversion price of $2.50 per share. Each Series A Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $2.50 per share and pursuant to amendment, expire October 10, 2005. Each Series B Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $3.50 per share and expire June 7, 2009. The exercise price of the Series A Warrants and Series B Warrants are subject to downward adjustment in the event that we issue shares of our common stock or securities convertible into shares of our common stock at a purchase or conversion price less than the purchase or conversion price in effect at the time of the issuance of the Series A Warrants and Series B Warrants.

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

         As of September 30, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         The foregoing constitutes our principal sources of financing during the past twelve (12) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

         As of the date of this report, we have cash resources of approximately $1,150,000. We believe that our current cash resources, expected recurring monthly revenue and revenue from new customers, will be sufficient to sustain our current operations for the next twelve (12) months. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. We intend to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities in order to finance possible acquisitions of companies, businesses, assets or technologies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that financing, if required, will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to acquire such companies, businesses, assets or technologies.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included herein:

Exhibit No.                    Exhibit                                           Method of Filing
-----------                    -------                                           ----------------
  10.1        Stock Purchase Agreement, dated July 14, 2004,         Incorporated by reference to Exhibit 2.1 to
              by and between the Company and Sven James              the Company's Current Report on Form 8-K
                                                                     filed with the Commission on July 28, 2004

  10.2        Form of Amendment to Series A Warrants to              Filed herewith
              purchase 1,200,000 shares of common stock

  31.1        Certification of Chief Executive Officer of the        Filed herewith
              Company required by Rule 13a-14(a) under the
              Securities Exchange Act of 1934, as amended

  31.2        Certification of Treasurer of the Company              Filed herewith
              required by Rule 13a-14(a) under the Securities
              Exchange Act of 1934, as amended

  32.1        Certification of President and Treasurer of the        Filed herewith
              Company Pursuant to 18 USC Section 1350, as
              Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

              1. On July 28, 2004 we filed a report on Form 8-K with the Securities and Exchange Commission under Items 2 and 7 disclosing our acquisition of CompuSven, Inc. on July 14, 2004.

              2. On September 29, 2004, we filed an amendment to the report on Form 8-K/A disclosing our acquisition of CompuSven, Inc. to include the financial statements and pro forma financial information required to be filed pursuant to Item 9 thereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STELLAR TECHNOLOGIES, INC.



Date: November 22, 2004                 /s/ Richard A. Schmidt
                                        -------------------------------------
                                        Richard A. Schmidt
                                        Chief Executive Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    ----------

    10.2 Form of Amendment to Series A Warrants to purchase 1,200,000 shares of common stock

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