Form 10QSB
period 2004-12-31
STELLAR TECHNOLOGIES, INC.
filed 2005-02-14
CIK 1132590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended: DECEMBER 31, 2004
                                              -----------------

                                     OR

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act of 1934

          For the transition period from ___________ to ______________

                          Commission File No. 000-33099

                           STELLAR TECHNOLOGIES, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     COLORADO                              84-1553046
         --------------------------------             -------------------
         (State or Other Jurisdiction of                 (IRS Employer
          Incorporation or Organization)              Identification No.)

                              7935 AIRPORT PULLING
                                 ROAD, SUITE 201
                              NAPLES, FLORIDA 34109
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (239) 592-1816
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

Yes  [    ]   No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 26,439,136 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on February 10, 2005.

         Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.          FINANCIAL STATEMENTS



                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)



                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - (Unaudited)                             3


          Condensed Consolidated Statements of Operations - (Unaudited)                   4


          Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)          5


          Condensed Consolidated Statements of Cash Flows  - (Unaudited)                  7


          Notes to Condensed Consolidated Financial Statements                            8


Item 2.   Management's Discussion and Analysis                                           15


Item 3.   Controls and Procedures                                                        26


PART II.  OTHER INFORMATION


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                    26


Item 6.   Exhibits and Report on Form 8-K                                                27



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                                   December 31,      June 30,
                                                                       2004            2004
                                                                   ------------    ------------
                                                                    (Unaudited)      (Audited)
 Current assets
    Cash                                                           $    937,869    $  3,036,682
    Accounts receivable                                                 190,745         124,976
    Prepaid expenses and other assets                                    12,893         132,857
    Advances                                                               --            22,000
                                                                   ------------    ------------
 Total current assets                                                 1,141,507       3,316,515
 Property and equipment, net                                             78,468          75,193
 Cost based investment                                                  400,000         400,000
 Deposits                                                                73,308            --
 Intangible assets                                                    1,370,615            --
                                                                   ------------    ------------
                                                                   $  3,063,898    $  3,791,708
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Convertible notes payable                                     $       --      $    493,084
     Short-term notes                                                   120,811            --
     Current portion of obligations under capital leases                  4,088           4,088
     Accounts payable and accrued expenses                              265,730         181,772
     Deferred revenues                                                  359,185         136,662
                                                                   ------------    ------------

 Total current liabilities                                              749,814         815,606
                                                                   ------------    ------------

     Deferred revenues                                                   43,011          28,106
     Obligations under capital leases, net of current portion             4,623           6,607
                                                                   ------------    ------------

 Total long-term liabilities                                             47,634          34,713
                                                                   ------------    ------------

 Total liabilities                                                      797,448         850,319
                                                                   ------------    ------------

 Stockholders' equity
    Preferred stock, no par value; authorized 10,000,000 shares;
      zero shares issued and outstanding                                   --              --
    Common stock, no par value; authorized 100,000,000 shares
      26,439,136 and 25,759,558 shares issued, and outstanding
      as of December 31, 2004 and June 30, 2004, respectively            26,440          25,760
 Additional paid-in capital                                          12,313,207      10,188,499
 Deferred compensation                                                 (601,002)       (725,346)
 Deficit accumulated in the development stage                        (9,472,195)     (6,547,524)
                                                                   ------------    ------------
 Total stockholders' equity                                           2,266,450       2,941,389
                                                                   ------------    ------------
                                                                   $  3,063,898    $  3,791,708
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

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                                     December 31,                  December 31,              March 13, 2000
                                             ------------------------------- ---------------------------     (Inception) to
                                                 2004            2003            2004           2003        December 31, 2004
                                             ------------    ------------    ------------    ------------   -----------------

Revenues                                     $    254,366    $     69,418    $    452,347    $     98,418      $    735,432
                                             ------------    ------------    ------------    ------------      ------------

Expenses
    Depreciation and amortization expense          14,594          10,145          30,487          19,906           107,063
    Labor costs and expense reimbursements        391,078         110,992         774,857         255,028         1,917,253
    Management fees, related party                   --            29,000            --            57,250           473,250
    General and administrative                    161,714          50,134         297,022         102,019           842,175
    Professional fees                             195,538          (2,718)        416,734           4,535           957,915
    Marketing                                      45,963          40,306          84,341          61,293           305,005
    Research, development and product support     117,937          86,826         152,516         109,625           346,872
    Office rents                                   34,512          10,767          66,566          16,123           206,135
    Loan impairment                                  --              --              --              --             354,949
    Impairment of goodwill                           --           121,595            --           121,595           121,595
    Subsidiary loan impairment                       --              --              --              --             378,404
                                             ------------    ------------    ------------    ------------      ------------

Total expenses                                    961,336         457,047       1,822,523         747,374         6,010,616
                                             ------------    ------------    ------------    ------------      ------------

Loss from operations                             (706,970)       (387,629)     (1,370,176)       (648,956)       (5,275,184)
                                             ------------    ------------    ------------    ------------      ------------

Other income (expense)
    Investee losses                                  --              --              --              --          (1,040,096)
    Interest and money market dividends             3,541             453           5,910             642           184,268
    Gains (losses) in trading securities             --            17,103            --            41,710            49,846
    Interest expense                                 --              --        (1,560,405)           --          (1,623,279)
                                             ------------    ------------    ------------    ------------      ------------

Total other income (expense)                        3,541          17,556      (1,554,495)         42,352        (2,429,261)
                                             ------------    ------------    ------------    ------------      ------------

Net Loss                                         (703,429)       (370,073)     (2,924,671)       (606,604)       (7,704,445)

Preferred stock dividend                             --              --              --              --           1,767,750
                                             ------------    ------------    ------------    ------------      ------------

Net loss to common stockholders              $   (703,429)   $   (370,073)   $ (2,924,671)   $   (606,604)     $ (9,472,195)
                                             ============    ============    ============    ============      ============

Pro Forma Information
    Net loss                                                 $   (370,073)                   $   (606,604)
    Pro forma tax provision                                           --                              --
                                                             ------------                    ------------

Pro forma net loss                                           $   (370,073)                   $   (606,604)
                                                             ============                    ============

Basic and diluted loss per common share      $      (0.03)   $      (0.02)   $      (0.11)   $      (0.04)     $      (0.62)
                                             ============    ============    ============    ============      ============

Basic and diluted weighted average common
  shares outstanding                           26,406,935      17,138,413      26,359,081      16,345,034        15,406,854
                                             ============    ============    ============    ============      ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                                                     Page 1 of 2
                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                          Common Stock          Additional
                                    --------------------------    Paid-in
                                     Shares           Amount      Capital
                                    ----------   ------------   ------------
March 13, 2000 (Inception)                --     $       --     $       --

June 6, 2000 private placement       3,633,028           --            1,100

June 15, 2000 private placement     11,064,221           --        3,350,000

Offering costs paid                       --             --          (29,843)

Net loss                                  --             --             --
                                    ----------   ------------   ------------

Balance at December 31, 2001        14,697,249           --        3,321,257

Offering costs paid                       --             --           (9,746)

Net loss                                  --             --             --
                                    ----------   ------------   ------------
Balance at December 31, 2002        14,697,249           --        3,311,511

November 2003 private
   placement                         3,302,752           --        1,000,000

Offering costs paid                       --             --          (65,442)

Net loss                                  --             --             --
                                    ----------   ------------   ------------
Balance at December 31, 2003        18,000,001   $       --     $  4,246,069

Paid subscription receivable              --             --             --

February 2004 private placement
   of Series A Preferred
   automatically converted
   and warrants, net of
   offering costs paid               1,178,500           --        1,764,001

Preferred dividend from
   beneficial conversion
   feature of preferred
   stock issuance                         --             --        1,767,750

Gain on sale of treasury stock            --             --           59,163

Net assets and liabilities
   acquired in merger with
   International Travel CD's,
   Inc                               6,250,022           --          573,706

Collection of subscription
   receivable                             --             --             --

Amendment to articles of
   incorporation                          --           25,429        (25,429)

Additional shares issued for
   waiver of dissenters rights         331,035            331           (331)

 Debt discount in connection
   with warrants to acquire
   2,400,000 shares issued in
   Convertible note offering in
   June 2004                              --             --        1,057,500

Warrants to acquire 300,000
   shares issued in June 2004
   for advisory services                  --             --          746,070

 Amortization of warrants
   issued for advisory
   services                               --             --             --

Net loss                                  --             --             --
                                    ----------   ------------   ------------
Balance at June 30, 2004            25,759,558   $     25,760   $ 10,188,499
                                    ==========   ============   ============

                                                                     Page 1 of 2
                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                        Deficit
                                                                      Accumulated
                                                                        in the
                                       Deferred      Subscription     Development
                                     Compensation     Receivable         Stage           Total
                                     ------------    ------------    ------------    ------------
March 13, 2000 (Inception)           $       --      $       --      $       --      $       --

June 6, 2000 private placement               --            (1,100)           --              --


June 15, 2000 private placement              --              --              --         3,350,000

Offering costs paid                          --              --              --           (29,843)

Net loss                                     --              --          (475,730)       (475,730)
                                     ------------    ------------    ------------    ------------

Balance at December 31, 2001                 --            (1,100)       (475,730)      2,844,427

Offering costs paid                          --              --              --            (9,746)

Net loss                                     --              --        (1,702,769)     (1,702,769)
                                     ------------    ------------    ------------    ------------
Balance at December 31, 2002                 --            (1,100)     (2,178,499)      1,131,912

November 2003 private
   placement                                 --              --              --         1,000,000

Offering costs paid                          --              --              --           (65,442)

Net loss                                     --              --        (1,020,286)     (1,020,286)
                                     ------------    ------------    ------------    ------------
Balance at December 31, 2003         $       --      $     (1,100)    $(3,198,785)   $  1,046,184

Paid subscription receivable                 --             1,100            --             1,100

February 2004 private placement
   of Series A Preferred
   automatically converted
   and warrants, net of
   offering costs paid                       --              --              --         1,764,001

Preferred dividend from
   beneficial conversion
   feature of preferred
   stock issuance                            --              --              --         1,767,750

Gain on sale of treasury stock               --              --              --            59,163

Net assets and liabilities
   acquired in merger with
   International Travel CD's,
   Inc                                       --          (320,000)           --           253,706

Collection of subscription
   receivable                                --           320,000            --           320,000

Amendment to articles of
   incorporation                             --              --              --              --

Additional shares issued for
   waiver of dissenters rights               --              --              --              --

 Debt discount in connection
   with warrants to acquire
   2,400,000 shares issued in
   Convertible note offering in
   June 2004                                 --              --              --         1,057,500

Warrants to acquire 300,000
   shares issued in June 2004
   for advisory services                 (746,070)           --              --              --

 Amortization of warrants
   issued for advisory
   services                                20,724            --              --            20,724

Net loss                                     --              --        (3,348,739)     (3,348,739)
                                     ------------    ------------    ------------    ------------
Balance at June 30, 2004             $   (725,346)   $       --      $ (6,547,524)   $  2,941,389
                                     ============    ============    ============    ============

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                          Common Stock          Additional
                                    --------------------------    Paid-in
                                     Shares           Amount      Capital
                                    ----------   ------------   ------------
Balance at June 30, 2004            25,759,558   $     25,760   $ 10,188,499
                                    ==========   ============   ============

Exercised warrants                      22,570             23            (23)

Exercised options                       12,500             12         29,988

Conversion of convertible notes        601,155            602      1,502,286

Convertible note discount                 --             --          442,500

Shares issued for CompuSven
   acquisition                          43,353             43        149,957

Amortization of deferred
   compensation for six months            --             --             --

Net loss                                  --             --             --
                                    ----------   ------------   ------------
Balance at December 31, 2004        26,439,136   $     26,440   $ 12,313,207
                                  ============   ============   ============


                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                      Deficit
                                                                   Accumulated
                                                                     in the
                                    Deferred      Subscription     Development
                                  Compensation     Receivable         Stage           Total
                                  ------------    ------------    ------------    ------------
Balance at June 30, 2004          $   (725,346)   $       --      $ (6,547,524)   $  2,941,389
                                  ============    ============    ============    ============

Exercised warrants                        --              --              --              --

Exercised options                         --              --              --            30,000

Conversion of convertible notes           --              --              --         1,502,888

Convertible note discount                 --              --              --           442,500

Shares issued for CompuSven
   acquisition                            --              --              --           150,000

Amortization of deferred
   compensation for six months         124,344            --              --           124,344

Net loss                                  --              --        (2,924,671)     (2,924,671)
                                  ------------    ------------    ------------    ------------
Balance at December 31, 2004      $   (601,002)   $       --      $ (9,472,195)   $  2,266,450
                                  ============    ============    ============    ============



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months
                                                               Ended December 31,       March 13, 2000
                                                          --------------------------    (Inception) to
                                                             2004            2003      December 31, 2004
                                                          -----------    -----------   -----------------
Net cash used in operating activities                     $(1,184,784)   $  (344,180)     $(3,890,860)
                                                          -----------    -----------      -----------

Cash flows provided by (used in) investing activities
    Purchase of property and equipment                        (19,469)       (18,296)         (89,073)
    Checks issued in excess of funds acquired under
      merger with International Travel CD                        --             --           (109,086)
    Acquisition of CompuSven, net of cash assumed            (890,324)          --           (890,324)
    Purchase of investee interest, net of cash assumed           --             --           (893,055)
    Advances to investees                                        --             --         (1,018,500)
                                                          -----------    -----------      -----------
Net cash used in investing activities                        (909,793)       (18,296)      (3,000,038)
                                                          -----------    -----------      -----------
Cash flows from financing activities
    Advances                                                     --             --            (22,000)
    Principal payments on (proceeds from) capital
        leases and short-term obligations                     (34,236)          (527)         (36,629)
    Offering costs paid                                          --          (35,599)        (228,780)
    Proceeds from sale of treasury stock                         --             --             88,163
    Gain from sale of treasury stock                             --             --             59,163
    Proceeds from sales of preferred stock and warrants          --             --          1,767,750
    Proceeds from sales of common stock                        30,000        800,000        4,701,100
    Proceeds from sale of convertible notes                      --             --          1,500,000
                                                          -----------    -----------      -----------

Net cash provided by (used in) financing activities            (4,236)       763,874        7,828,767
                                                          -----------    -----------      -----------
Net increase (decrease) in cash                            (2,098,813)       401,398          937,869

Cash and cash equivalents, beginning of period              3,036,682         23,322             --
                                                          -----------    -----------      -----------
Cash and cash equivalents, end of period                  $   937,869    $   424,720      $   937,869
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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the period ended June 30, 2004 filed with the Securities and Exchange Commission and Form 8-K filed with the SEC on September 29, 2004 (see "History" below). The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2005.

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

History

The Company, formerly International Travel CD's, Inc. ("ILCD"), was formed on July 20, 2000, as a Colorado corporation. In September 2003, the Company exited the oil and gas exploration business and disposed of its oil and gas interests.

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

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION (Continued)

Stock-Based Compensation

In February, 2004, the Company granted stock-based compensation options to its new President as part of his employment agreement to five of its existing employees. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


                                                          Three Months Ended               Six Months Ended
                                                             December 31,                    December 31,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------

Net loss to common stockholders, as reported         $   (703,429)   $   (370,073)   $ (2,924,671)   $   (606,604)

Add: Stock-based employee/director compensation
   included in reported net loss determined
   under APB No. 25, net of related tax effects              --              --              --              --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of related tax
   effects                                               (289,236)           --          (578,472)           --
                                                     ------------    ------------    ------------    ------------

Pro forma net loss                                   $   (992,665)   $   (370,073)   $ (3,503,143)   $   (606,604)
                                                     ============    ============    ============    ============

   Loss per share basic and diluted - as reported    $      (0.03)   $      (0.02)   $      (0.11)   $      (0.04)
   Loss per share basic and diluted - pro forma      $      (0.04)   $      (0.02)   $      (0.13)   $      (0.04)

Shares used in basic and diluted loss per share
   amounts                                             26,406,935      17,138,413      26,359,081      16,345,034
                                                     ============    ============    ============    ============


Accounting Policies Not Previously Disclosed

The Company recorded goodwill and other intangibles as a result of the acquisition of CompuSven, Inc. (see Note 8). The accounting policy of the Company is as follows:

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

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 1 - BASIS OF PRESENTATION (Continued)

Pro Forma Financial Information

As discussed above, Stellar LLC was originally organized as a Limited Liability Company. Upon the Merger, its capital structure changed to that of a corporation. The change resulted in the Company retaining the tax benefit for the portion of the losses generated subsequent to January 15, 2004, whereas the previous losses were passed through to the Stellar, LLC members. Pursuant to Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share", a pro forma income statement has been presented which reflects the impact of the Company's change in capital structure as if it had occurred March 13, 2000 (Stellar LLC's inception). This presentation reflects the Company generating a tax benefit, which has been offset with a valuation allowance, which includes the net operating losses incurred by Stellar LLC during the period from March 13, 2000 to January 15, 2004, the operating period prior to Stellar LLC's termination.


NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 4,062,930 and 0 at September 30, 2004 and 2003, respectively, which includes 81,250 shares related to warrants issued by ILCD prior to the recapitalization.


NOTE 3 - LIQUIDITY

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company is in its development stage and has had significant losses since inception and will need significant funds to meet its current software upgrade development program. Within the next twelve months the Company will be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to complete its software upgrade program and continue its operations.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its software upgrade program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself.


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                    December 31,      June 30,
                                        2004            2004
                                    (Unaudited)      (Audited)
                                     ---------       ---------
Accounts receivable                  $ 195,495       $ 126,726
Allowance for doubtful accounts         (4,750)         (1,750)
                                     ---------       ---------
                                     $ 190,745       $ 124,976
                                     =========       =========

Bad debt expense for both the three month period ended September 30, 2004 and 2003 was $0.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The following table presents the carrying value of goodwill and customer relations intangibles as of December 31, 2004:

                            Gross                                 Net
                           Carrying        Accumulated         Carrying
                             Value         Amortization          Value
                          ----------       ------------       ----------
Goodwill                  $1,238,907        $     --          $1,238,907
Customer relations           145,000            13,292           131,708
                          ----------        ----------        ----------
                          $1,383,907        $   13,292        $1,370,615
                          ==========        ==========        ==========


Goodwill and customer relations intangible assets were created as a result of the acquisition of CompuSven, Inc. where the purchase price and liabilities assumed exceeded the assets acquired by $1,383,907 (see Note 8). The allocation of intangible assets between goodwill and customer relations was based upon an independent study performed by a qualified independent appraiser.

The Company recognized $ 7,250 and $13,292 of amortization expense from acquired intangibles during the three months and six months ended December 31, 2004, respectively.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - CONVERTIBLE NOTES PAYABLE

In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the "Notes") plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The Notes accrued interest at a rate of 1.98% per annum, payable monthly, and had a maturity date of June 7, 2005. The Notes were convertible into 600,000 shares of common stock at an initial conversion price of $2.50 per share. The Notes included a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the common stock and warrants. The Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at an exercise price of $2.50 per share and $3.50 per share, respectively. The conversion price of the Notes and the exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the conversion price or exercise price at the time of issuance of the Notes. The Series A Warrants expire October 10, 2005. The Series B Warrants expire June 7, 2009. In July 2004, upon the SEC declaring the Company's registration statement effective, the Notes and accrued interest automatically converted into 601,155 share of common stock.

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

The Company did not record the relative fair value assigned to the beneficial conversion feature of the notes at the time they were issued, which amounted to $442,500, since the discount was contingent upon the effectiveness of a registration statement covering the public resale of the shares underlying the notes. Upon the filing of an effective registration statement being declared effective by the SEC, the notes automatically convert to common stock, and the company expensed the beneficial conversion discount of $442,500 as interest expense.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 7 - STOCKHOLDERS' EQUITY

In July 2004, the Company issued 43,353 shares of common stock in conjunction with the purchase of all of the common stock of CompuSven, Inc. (see Note 8).

In July 2004, Trident Growth Fund, Inc. acquired 22,570 shares of common stock through the cashless exercise of 31,250 warrants it acquired in 2003.

On November 23, 2004 the Company received $30,000 and issued 12,500 shares of common stock upon the exercise of 12,500 warrants.


NOTE 8 - ACQUISITION OF COMPUSVEN

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven"), subject to the terms and conditions of the Stock Purchase Agreement. The purchase price of the Compusven Common stock was $889,985 paid in cash plus a number of shares of Company common stock equivalent to $150,000 as determined by the closing price of the common stock of the Company as of the date immediately preceding the closing. The purchase price was paid in the following manner: cash of $773,900 and 36,850 shares of common stock to the sole stockholder of CompuSven, and cash of $95,479 and 6,503 shares of common stock to E-Mail Technologies, Inc. ("E-Mail"). Of this amount, $20,606 was held in reserve until E-Mail completed collection of outstanding accounts receivable invoices of CompuSven. In connection with the closing, the sole shareholder of CompuSven and other key employees signed employment and confidentiality agreements with the Company, the sales agreement between CompuSven and E-Mail was terminated and the sole shareholder of e-Mail signed an employment and confidentiality agreement with the Company.

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

These financial statements have included the results of operations and balances of CompuSven beginning on July 15, 2004. The Company has not included a pro forma presentation to include the results of operations of CompuSven as if the acquisition had occurred fifteen days earlier on July 1, 2004, since the pro forma results would not materially differ from the actual results reported.

The following pro forma presentation shows the effect on loss from operations, net loss and loss per share assuming the Company's acquisition of CompuSven took place on July 1, 2003:

                                                                         Pro Forma
                                                              Six Months Ended December 31, 2003
                                            ---------------------------------------------------------------------
                                            Historical          CompuSven          Adjustments          Combined
                                            ----------         ------------        ------------         ---------

Revenue                                     $   98,418         $    653,090        $       --          $  751,508
                                            ==========         ============        ============        ==========

Income (loss) from operations                 (648,956)             291,936             (14,500)(1)      (371,520)
                                            ==========         ============        ============        ==========

Net income (loss)                           $ (606,604)        $    280,419        $    (14,500)       $ (340,685)
                                            ==========         ============        ============        ==========

Basic and diluted loss per share                                                                       $    (0.02)
                                                                                                       ==========
Basic and diluted weighted average common shares outstanding                                           16,345,034
                                                                                                       ==========

(1) Amortization of customer relationship intangible

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



                                                                         Pro Forma
                                                              Three Months Ended December 31, 2003
                                            ---------------------------------------------------------------------
                                            Historical          CompuSven          Adjustments          Combined
                                            ----------         ------------        ------------         ---------


Revenue                                     $   69,418         $    290,862        $        --         $   360,280
                                            ==========         ============        ============       ===========

Income from operations                        (387,629)             121,043              (7,250)(1)      (273,836)
                                            ==========         ============        ============       ===========

Net income (loss)                           $ (370,073)        $    115,340        $     (7,250)      $  (261,983)
                                            ==========         ============        ============       ===========

Basic and diluted loss per share                                                                      $     (0.01)
                                                                                                      ===========

Basic and diluted weighted average common shares outstanding                                           17,138,413
                                                                                                      ===========

       (1) Amortization of customer relationship intangible


NOTE 9 -  SHORT-TERM NOTES

This balance represents credit card liabilities assumed in the acquisition of CompuSven.

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

         Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: projections of revenues, earnings or other financial items; our future business, financial condition and results of operations; statements of the plans, strategies and objectives of management for future operations; our ability to fund future growth; statements regarding future economic conditions or performance; our ability to implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers and qualified personnel; our dependence on a small number of customers for revenue; customer acceptance of and satisfaction with our products and services; anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the employee Internet management industry; rapid technological changes in the employee Internet management industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as any other factors disclosed under the caption "Risk Factors" in our Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Unless otherwise indicated or the context otherwise requires, all references to "Stellar," the "Company," "we," "us" or "our" and similar terms refer to Stellar Technologies, Inc. and its subsidiaries.

         The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto. The revenue and operating income (loss) amounts in this Management's Discussion and Analysis are presented in accordance with United States generally accepted accounting principles.

OVERVIEW

         We provide employee Internet management ("EIM") products and services that enable businesses, government agencies, educators and other organizations to monitor, report and manage how their employees use the Internet. The EIM market involves the provision of traditional Internet access control and management services with added management and productivity-enhancing functionality. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by its employees by means of the Internet, and keeping control over information technology expenditures, while maintaining high employee productivity.

         We believe that a substantial amount of employee Internet activity in the workplace is non-work related and that a significant portion of non-business related e-commerce is conducted through Internet connections at work. Because Internet access in the workplace is fast, convenient and essentially free to employees, employees tend to use their employers' Internet connections for personal or recreational purposes during work hours. Such personal use during business hours can result in lost employee productivity, increased network bandwidth consumption, and potential legal liability.

         Our EIM solutions provide managers with the ability to implement Internet access policies for different users and groups within their organizations. We believe our next-generation technology is more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Our next-generation technology consists of an innovative web-based Internet monitoring application that allows organizations to monitor Internet usage by employees and prevent Internet abuse. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used, by providing them with detailed reports describing which web sites are being visited, what instant messages are being sent and received, which employees were involved, and what time the actions took place.

         Our Stellar Internet Monitoring(TM) ("SIM") solutions enable businesses to rapidly implement and configure Internet access policies for specific groups, user types and individuals within an organization. Our SIM solutions capture information on Internet usage and store it on our remote secured servers. We monitor employees' Internet activity without restricting the employees' access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies implemented by our customers. We notify management when a violation has occurred and, if requested, provide management with detailed graphical reports displaying the aggregate Internet activity of the entire organization, department or monitored employees. Our SIM solutions are easy to deploy and use, have minimal impact on an organization's information technology department, require minimal hardware, are scaleable, and support a broad range of network platforms, including proxy servers, firewalls and other network appliances and software.

         Our E-Mail Shuttle ("EMS") solutions are state-of-the-art software products that provide immediate and automatic migration and synchronization of data from any e-mail system to any other e-mail system. They enable businesses to migrate and synchronize inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists and groups on e-mail systems such as Microsoft Exchange, Lotus Domino, Lotus cc:Mail, Novell GroupWise, Netscape's Messaging Server and OpenWave's InterMail. Through our EMS solutions, we provide migration to and from each of these systems and develop processes and products that enable easy migration from proprietary e-mail and calendaring systems. Our EMS solutions' modular design includes extractor and loader components that allow migration from multiple systems at any one time from a single management console.

KEY PERFORMANCE INDICATORS AND DEFERRED REVENUE

         Our key performance indicators are customer orders received (bookings), recognized revenue, and deferred revenue. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, deferred revenue at the end of the period, or expected billings in future periods. Generally, an increase in our bookings will result in an increase in our revenue and/or deferred revenue. The timing of bookings is uncertain as we sell to both companies and government organizations. The process of contractual negotiation is critical and may be lengthy.

         Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. Our deferred revenue excludes all items relating to consulting services. Deferred revenue was $ 402,196 and $164,768 at December 31, 2004 and June 30, 2004, respectively. We believe that $359,196 of the deferred revenue at December 31, 2004 will be recognized as revenue in the next 12 months and that continued growth in deferred revenue is indicative of future growth in revenue.

OUTLOOK

         The market for our solutions is large and continues to grow. Sustained spending on technology, continued emphasis on employee efficiency, and growing awareness of and compliance with regulatory and reporting requirements by employers are all key external conditions which may affect our ability to execute our business plan.

         Our primary strategic objective is to maintain and strengthen our position in the market for EIM solutions and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by enhancing the functionality of our current EIM solutions, developing new cutting-edge products and services, expanding our network of value-added resellers and distributors, increasing our direct sales force, pursuing subscription renewals and enterprise-wide deployment of our applications with existing customers, and acquiring technologies, assets, businesses and companies that we believe are complementary to our business.

         We believe that our near-term success will depend particularly on our ability to increase customer adoption of our EIM products, our ability to successfully integrate our EMS technologies and products with our EIM products and technologies, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, expanding our reseller channel, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have recently completed the acquisition of CompuSven, Inc. and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

RECENT DEVELOPMENTS

         We are in the final stage of development for completing our Stellar Internet GEM suite of EIM solutions that provide real-time content filtering, reporting and data archiving. Stellar Internet GEM provides business and government organizations with an all-in-one monitoring, blocking and archiving solution for data flowing inside and outside of an organization for all major e-mail systems, instant messaging and web browsing. The suite also gives corporate management access to a single management console providing intuitive up to date information and pre-defined, customizable alerts based on company policies. Stellar Internet GEM enables management to track and block e-mails based on content or "sent to" recipients that fall into prohibited categories, such as recruiters or competitors. It also provides support for identifying particular records or content. Our Stellar Internet GEM is scheduled to be in beta test in February 2005 with select customers. We expect Stellar Internet GEM to be available for sale to the public by the end of the first quarter of 2005.

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

Revenue Recognition

         We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Specifically, in connection with each transaction involving our products, we must evaluate whether persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of recognized revenue for any period if we make different judgments or utilize different estimates.

RESULTS OF OPERATIONS

         On January 15, 2004, we acquired all of the issued and outstanding membership interests in Stellar Venture Partners, LLC, a Georgia limited liability company. In connection therewith, we issued a total of 18,000,001 shares of our common stock to the former members of Stellar Venture Partners, representing approximately 74% of our issued and outstanding shares of common stock on a fully diluted basis. As a result of this issuance, under United States generally accepted accounting principles, Stellar Venture Partners was treated as the accounting acquiror, and the operations and financial statements of Stellar Venture Partners prior to the merger became those of the Company.

         On July 14, 2004, we completed the acquisition of CompuSven, Inc. As a result, our results of operations for the three and six months ended December 31, 2004 reflect the combined results of operations of both us and CompuSven, while the corresponding periods in 2003 reflect only our results of operations. In order to present the reader with a more meaningful comparison between the periods discussed below, we have, where possible, quantified the material changes in our results of operations that are attributable to the acquisition of CompuSven.

OVERVIEW OF THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

         Our revenue during the three and six months ended December 31, 2004 showed substantial improvement over the corresponding periods in 2003. Our growth in revenue of $184,948 and $353,929 during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods in 2003, was driven by a number of factors including increased customer adoption of our SIM solutions, revenues from the EMS solutions we obtained from our acquisition of CompuSven, and growth in our targeted customer groups. We recorded increases in net loss of $333,356 and $2,318,067 during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods in 2003. A substantial portion of the increase was due to a one-time charge of $1,560,405 for interest expense that consisted primarily of non-cash charges resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004, and the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. The balance of the increase was due to increases in labor costs and expense reimbursements, general and administrative expenses, expenses associated with our acquisition of CompuSven, and costs associated with becoming a public company.

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

Revenue

         Revenue consists of licensing fees that we receive upon the sale of our EIM solutions. Revenues increased $184,948, or 266%, to $254,366 for the three-month period ended December 31, 2004 from $69,418 for the three-month period ended December 31, 2003. The increase was primarily a result of the addition of $193,300 in sales attributable to our acquisition of CompuSven and an increase in licensing revenues received from new customers of our historical EIM solutions. We expect absolute growth in revenues for future periods to exceed absolute growth in revenues for past periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers.

Operating Expenses

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.


         Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements consist of all salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees. Labor costs and expense reimbursements increased $280,086, or 252%, to $391,078 for the three-month period ended December 31, 2004 from $110,992 for the three-month period ended December 31, 2003. The increase was due primarily to the addition of approximately $110,248 in employee compensation attributable to our acquisition of CompuSven, an increase of approximately $125,000 for general and administrative personnel, including our Chief Executive Officer and President. We expect labor costs and expense reimbursements to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

         Marketing. Marketing expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations. Marketing expenses increased $5,657, or 14%, to $45,963 for the three-month period ended December 31, 2004 from $40,306 for the three-month period ended December 31, 2003. The increase was due primarily to increased expenses associated with marketing campaigns and the promotion of our EIM solutions. We expect marketing expenses to increase in the future as we continue to expand our marketing efforts and promote our EIM solutions.

         General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $304,581, or 349%, to $391,764 for the three-month period ended December 31, 2004 from $87,183 for the three-month period ended December 31, 2003. The increase resulted primarily from a $198,256 increase in professional fees which consisted largely of the addition of approximately $92,503 of fees related to compliance with our reporting obligations under federal securities laws, a $111,580 increase in general and administrative expenses due primarily to the addition of $30,794 in general and administrative costs attributable to our acquisition of CompuSven and investor relations activities of $28,377, and a $23,745 increase in rent resulting from lease payments attributable to a second office that we opened in November, 2003 and the addition of lease payments of $17,933 attributable to a third office that we became responsible for in connection with our acquisition of CompuSven. These amounts were offset by a $29,000 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc. We expect general, administrative and related fee expenses to increase in future periods as a result of increased costs associated with growth in our operations.


         Research and Development. Research and development expenses consist primarily of costs associated with the development of new EIM technologies, products and services and the enhancement of our existing EIM solutions. Research and development expenses increased $31,111, or 36%, to $117,937 for the three-month period ended December 31, 2004 from $86,826 for the three-month period ended December 31, 2003. The increase was primarily a result of increased costs associated with the development of new products and services, the enhancement of our existing EIM solutions, the integration of CompuSven technologies with our own, and the development of Stellar Internet GEM and other new products and services. We expect research and development expenses to increase in the future as we engage in future product and service development, enhance our existing EIM solutions and pursue arrangements with new technology partners.


         Impairment of Goodwill. We determine impairment of goodwill in accordance with BFAS No. 142. We did not incur any charge for impairment of goodwill during the three-month period ended December 31, 2004. We incurred a one-time charge for impairment of goodwill impairment in the amount of $121,595 during the three-month period ended December 31, 2003. The recognition of this expense was associated with our purchase of the then remaining and outstanding 50% membership interest in Stellar Business Builders, LLC ("Stellar Business Builders") from IO Ventures, LLC for $100,000. On the date of the purchase, Stellar Business Builders' liabilities exceeded its assets by $21,595. As a result, we recorded goodwill of $121,595, comprised of the $100,000 purchase price plus the $21,595 net liability. During the fourth fiscal quarter of 2003, we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that the full $121,595 of goodwill should be recorded as an impairment charge. We do not expect to record any additional charges for impairment of goodwill in the foreseeable future.

COMPARISON OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

Revenue

         Revenue consists of licensing fees that we receive upon the sale of our EIM solutions. Revenues increased $353,929, or 360%, to $452,347 for the six-month period ended December 31, 2004 from $98,418 for the six-month period ended December 31, 2003. The increase was primarily a result of the addition of $324,909 in sales attributable to our acquisition of CompuSven and an increase in licensing revenues received from new customers of our historical EIM solutions.

Operating Expenses

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.


         Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements consist of all salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees. Labor costs and expense reimbursements increased $519,829, or 204%, to $774,857 for the six-month period ended December 31, 2004 from $255,028 for the six-month period ended December 31, 2003. The increase was due primarily to the addition of approximately $212,470 in employee compensation attributable to our acquisition of CompuSven, an increase of approximately $250,000 for general and administrative personnel, including our Chief Executive Officer and President.

         Marketing. Marketing expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations. Marketing expenses increased $23,048, or 38%, to $84,341 for the six-month period ended December 31, 2004 from $61,293 for the six-month period ended December 31, 2003. The increase was due primarily to increased expenses associated with marketing campaigns and the promotion of our EIM solutions.

         General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $600,395, or 334%, to $780,322 for the six-month period ended December 31, 2004 from $179,927 for the six-month period ended December 31, 2003. The increase resulted primarily from a $412,199 increase in professional fees incurred largely in connection with the preparation and filing of a registration statement with the Securities Exchange Commission ("SEC"), and compliance with our reporting obligations under federal securities laws, a $195,003 increase in general and administrative expenses due primarily to the addition of $30,794 in general and administrative costs attributable to our acquisition of CompuSven and investor relations activities of $50,380, and a $50,443 increase in rent resulting from lease payments attributable to a second office that we opened in November, 2003 and the addition of lease payments of $33,375 attributable to a third office that we became responsible for in connection with our acquisition of CompuSven. These amounts were offset by a $57,250 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc.

         Research and Development. Research and development expenses consist primarily of costs associated with the development of new EIM technologies, products and services and the enhancement of our existing EIM solutions. Research and development expenses increased $42,891, or 39%, to $152,516 for the six-month period ended December 31, 2004 from $109,625 for the six-month period ended December 31, 2003. The increase was primarily a result of increased costs associated with the development of new products and services, the enhancement of our existing EIM solutions, the integration of CompuSven technologies with our own, and the development of Stellar Internet GEM and other new products and services. We expect research and development expenses to increase in the future as we engage in future product and service development, enhance our existing EIM solutions and pursue arrangements with new technology partners.


         Impairment of Goodwill. We determine impairment of goodwill based on the amount by which the carrying value of the assets to which the goodwill is attributed exceeds the fair value of such assets. We did not incur any charge for impairment of goodwill during the six-month period ended December 31, 2004. We incurred a one-time charge for impairment of goodwill in the amount of $121,595 during the six-month period ended December 31, 2003. The recognition of this expense was associated with our purchase of the then remaining and outstanding 50% membership interest in Stellar Business Builders, LLC ("Stellar Business Builders") from IO Ventures, LLC for $100,000. On the date of the purchase, Stellar Business Builders' liabilities exceeded its assets by $21,595. As a result, we recorded goodwill of $121,595, comprised of the $100,000 purchase price plus the $21,595 net liability. During the fourth fiscal quarter of 2003, we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that the full $121,595 of goodwill should be recorded as an impairment charge.

Interest Expense


         We incurred interest expense of $1,560,405 for the six-month period ended December 31, 2004. We did not incur any interest expense during the six-month period ended December 31, 2003. The interest expense consisted primarily of non-cash charges of $1,449,416 resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004 and $110,000 from the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. We expensed the remaining unamortized discount associated with the beneficial conversion feature of the notes when the notes were converted into common stock on the effective date of the registration statement covering the public resale of the common stock underlying the notes. We do not expect to record any additional interest expense for non-cash charges in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of December 31, 2004, we had a cash balance of $937,869.

         Net cash used in operating activities was $1,184,784 for the six-month period ended December 31, 2004 compared to $344,180 for the six-month period ended December 31, 2003. The $840,604 increase in cash used in operating activities was due primarily to an increase in losses of $758,651 (excluding the $1,559,416 of interest expense for non-cash charges), decreases in sales of marketable securities and gains on marketable securities of $223,511, an increase in prepaid expenses and deposits of $33,659, and a decrease in accounts payable and accrued expenses of $38,020. These amounts were partially offset by increases in depreciation and amortization of $23,873, an increase in the amortization of deferred compensation of $124,344, a decrease in accounts receivable of $27,341, and an increase in deferred revenues of $60,012.

         Net cash used in investing activities during the six-month period ended December 31, 2004 was $909,793 compared to $18,296 for the six-month period ended December 31, 2003. The $908,562 increase in cash used by investing activities was due primarily to the payment of $889,985 in cash in connection with the acquisition of CompuSven.

         Net cash used in financing activities during the six-month period ended December 31, 2004 was $4,236 compared to net cash provided by financing activities of $976,962 for the for the six-month period ended December 31, 2003. The $981,198 difference in cash flows from financing activities was due primarily to a decrease in net proceeds from sales of our common stock of $934,401 and an increase in payments on capital leases and short-term obligations of $33,709.

         Our working capital at December 31, 2004 was $391,693, compared to $2,500,909 at June 30, 2004. The $2,109,216 decrease in working capital was due primarily to decreases in cash of $2,098,813 and prepaid expenses of $119,964 and to increases in deferred revenue of $222,523, in accounts payable of $83,958 and in short term notes payable of $120,811. These amounts were partially offset by a decrease in convertible notes payable of $493,084 and an increase in accounts receivable of $65,769.

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

         As of the date of this report, we have cash resources of approximately $762,000. We believe that our current cash resources, expected recurring monthly revenue and revenue from new customers, will not be sufficient to sustain our current operations for the next twelve (12) months. We are currently seeking to obtain additional financing through sales of debt or equity securities in order to execute our business plan and finance possible acquisitions of technologies, assets, businesses or companies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations end any plans we may have to acquire such technologies, assets, businesses or companies.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. On October 7, 2004, we issued 601,105 shares of our common stock to accredited investors upon the conversion of convertible notes and accrued interest due thereon in the amount of approximately $1,502,892. The principal amount of the convertible notes and all accrued interest due thereunder were convertible into shares of our common stock at an initial conversion price of $2.50 per share. The shares of our common stock issued upon the exercise of the options were issued to accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

2. On November 23, 2004, we issued 12,500 shares of our common stock to Coleman Investments for aggregate net proceeds of $30,000 upon the exercise of warrants issued in connection with a private offering of Series A Convertible Preferred Stock and warrants that we completed on February 29, 2004. Each warrant was exercisable into one-fourth (1/4) of a share of common stock at an exercise price of $2.40 per share. The shares of our common stock issued upon the exercise of the options were issued to a single accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

     Exhibit No.                          Exhibit
     -----------                          -------

         31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(b) Reports on Form 8-K.

1. On December 6, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission under Items 2.02 and 9.01 disclosing our issuance of a press release announcing our financial results for the quarter ended September 30, 2004 and furnishing a copy of the press release.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              STELLAR TECHNOLOGIES, INC.



Date:  February 14, 2005                      /s/ Richard A. Schmidt
                                              ----------------------
                                              Richard A. Schmidt
                                              Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

      31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended