Form 10QSB
period 2005-03-31
STELLAR TECHNOLOGIES, INC.
filed 2005-05-16
CIK 1132590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2005

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
        1934

          For the transition period from ___________ to ______________

                          Commission File No. 000-33099

                           STELLAR TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   COLORADO                              84-1553046
       -------------------------------              -------------------
       (State or Other Jurisdiction of                 (IRS Employer
        Incorporation or Organization)              Identification No.)

                              7935 AIRPORT PULLING
                                 ROAD, SUITE 201
                              NAPLES, FLORIDA 34109
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (239) 592-1816
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

Yes  [ ]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 26,439,136 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on May 12, 2005.

        Transitional Small Business Disclosure Format(check one): Yes [ ] No [X]

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - (Unaudited)                              2

          Condensed Consolidated Statements of Operations - (Unaudited)                    3

          Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)           4

          Condensed Consolidated Statements of Cash Flows  - (Unaudited)                   6

          Notes to Condensed Consolidated Financial Statements                             7

Item 2.   Management's Discussion and Analysis                                            13

Item 3.   Controls and Procedures                                                         34

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                                        35

Signatures

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets
                                     ASSETS

                                                                               March 31,          June 30,
                                                                                 2005               2004
                                                                            ---------------   ---------------
                                                                              (Unaudited)        (Audited)
Current assets
  Cash                                                                      $       258,740   $     3,036,682
  Accounts receivable                                                               167,241           124,976
  Prepaid expenses and other assets                                                   3,660           132,857
  Advances                                                                                -            22,000
                                                                            ---------------   ---------------
Total current assets                                                                429,641         3,316,515

Property and equipment, net                                                         108,884            75,193
Cost based investment                                                               400,000           400,000
Deposits                                                                             64,107                 -
Intangible assets                                                                 1,363,364                 -
                                                                            ---------------   ---------------
                                                                            $     2,365,996   $     3,791,708
                                                                            ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Convertible notes payable                                                 $             -   $       493,084
  Short-term notes                                                                  112,323                 -
  Current portion of obligations under capital leases                                 4,420             4,088
  Accounts payable and accrued expenses                                             222,021           181,772
  Deferred revenues                                                                 323,687           136,662
                                                                            ---------------   ---------------
Total current liabilities                                                           662,451           815,606
                                                                            ---------------   ---------------
  Deferred revenues                                                                  44,634            28,106
  Obligations under capital leases, net of current portion                            3,254             6,607
                                                                            ---------------   ---------------
Total long-term liabilities                                                          47,888            34,713
                                                                            ---------------   ---------------
                                                                                    710,339           850,319
                                                                            ---------------   ---------------

Stockholders' equity
  Preferred stock, no par value ; authorized 10,000,000 shares;
   zero shares issued and outstanding                                                     -                 -
  Common stock, $0.001 per share par value; authorized 100,000,000 shares
   26,439,136 and 25,759,558 shares issued, and outstanding
   as of March 31, 2005 and June 30, 2004, respectively                              26,440            25,760
Additional paid-in capital                                                       12,313,207        10,188,499
Deferred compensation                                                              (538,830)         (725,346)
Deficit accumulated in the development stage                                    (10,145,160)       (6,547,524)
                                                                            ---------------   ---------------
Total stockholders' equity                                                        1,655,657         2,941,389
                                                                            ---------------   ---------------
                                                                            $     2,365,996   $     3,791,708
                                                                            ===============   ===============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                        March 31,                         March 31,              March 13, 2000
                                             -------------------------------   -------------------------------   (Inception) to
                                                  2005             2004             2005             2004        March 31, 2005
                                             --------------   --------------   --------------   --------------   --------------
Revenues                                     $      197,879   $       59,413   $      650,226   $      157,831   $      933,311

Expenses
    Depreciation and amortization expense            15,718           11,314           46,205           31,220          122,781
    Labor costs and expense reimbursements          465,063          261,761        1,239,920          516,789        2,382,316
    Management fees, related party                        -           79,500                -          136,750          473,250
    General and administrative                      156,050           95,417          453,072          197,436          998,225
    Professional fees                               142,087          151,749          558,821          156,284        1,100,002
    Marketing                                        29,215           28,875          113,556           90,168          334,220
    Research, development and product
     support                                         13,478           54,203          165,994          163,828          360,350
    Office rents                                     50,662            5,407          117,228           21,530          256,797
    Loan impairment                                       -                -                -                -          354,949
    Impairment of goodwill                                -                -                -          121,595          121,595
    Subsidiary loan impairment                            -                -                -                -          378,404
                                             --------------   --------------   --------------   --------------   --------------
Total expenses                                      872,273          688,226        2,694,796        1,435,600        6,882,889
                                             --------------   --------------   --------------   --------------   --------------
Loss from operations                               (674,394)        (628,813)      (2,044,570)      (1,277,769)      (5,949,578)
                                             --------------   --------------   --------------   --------------   --------------
Other income (expense)
    Investee losses                                       -                -                -                -       (1,040,096)
    Interest and money market dividends               1,429            2,157            7,340            2,799          185,697
    Gains (losses) in trading securities                  -          138,393                -          180,103           49,846
    Interest expense                                      -                -       (1,560,406)               -       (1,623,279)
                                             --------------   --------------   --------------   --------------   --------------
Total other income (expense)                          1,429          140,550       (1,556,066)         182,902       (2,427,832)
                                             --------------   --------------   --------------   --------------   --------------
Net Loss                                           (672,965)        (488,263)      (3,597,636)      (1,094,867)      (8,377,410)

Preferred stock dividend                                  -        1,767,750                -        1,767,750        1,767,750
                                             --------------   --------------   --------------   --------------   --------------
Net loss to common stockholders              $     (672,965)  $   (2,256,013)  $   (3,597,636)  $   (2,862,617)  $  (10,145,160)
                                             ==============   ==============   ==============   ==============   ==============

Pro Forma Information
    Net loss                                                                                    $   (2,862,617)  $  (10,145,160)
    Pro forma tax provision                                                                                  -                -
                                                                                                --------------   --------------
Pro forma net loss                                                                              $   (2,862,617)  $  (10,145,160)
                                                                                                ==============   ==============

Basic and diluted loss per common share      $        (0.03)  $        (0.10)  $        (0.14)  $        (0.15)  $        (0.64)
                                             ==============   ==============   ==============   ==============   ==============

Basic and diluted weighted average
 common shares outstanding                       26,439,136       23,743,865       26,402,031       18,713,637       15,921,654
                                             ==============   ==============   ==============   ==============   ==============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                         Common Stock       Additional                                  in the
                                  -----------------------     Paid-in      Deferred    Subscription   Development
                                     Shares       Amount      Capital    Compensation   Receivable       Stage         Total
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
March 13, 2000 (Inception)                   -  $       -  $          -  $          -  $          -  $           -  $          -
June 6, 2000 private placement       3,633,028          -         1,100             -        (1,100)             -             -
June 15, 2000 private placement     11,064,221          -     3,350,000             -             -              -     3,350,000
Offering costs paid                          -          -       (29,843)            -             -              -       (29,843)
Net loss                                     -          -             -             -             -       (475,730)     (475,730)
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Balance at December 31, 2001        14,697,249          -     3,321,257             -        (1,100)      (475,730)    2,844,427
Offering costs paid                          -          -        (9,746)            -             -              -        (9,746)
Net loss                                     -          -             -             -             -     (1,702,769)   (1,702,769)
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Balance at December 31, 2002        14,697,249          -     3,311,511             -        (1,100)    (2,178,499)    1,131,912
November 2003 private placement      3,302,752          -     1,000,000             -             -              -     1,000,000
Offering costs paid                          -          -       (65,442)            -             -              -       (65,442)
Net loss                                     -          -             -             -             -     (1,020,286)   (1,020,286)
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Balance at December 31, 2003        18,000,001  $       -  $  4,246,069  $          -  $     (1,100) $  (3,198,785) $  1,046,184
Paid subscription receivable                 -          -             -             -         1,100              -         1,100
February 2004 private placement
 of Series A Preferred
 automatically converted and
 warrants, net of offering
 costs paid                          1,178,500          -     1,764,001             -             -              -     1,764,001
Preferred dividend from
 beneficial conversion feature
 of preferred stock issuance                 -          -     1,767,750             -             -              -     1,767,750
Gain on sale of treasury stock               -          -        59,163             -             -              -        59,163
Net assets and liabilities
 acquired in merger with
 International Travel CD's, Inc.     6,250,022          -       573,706             -      (320,000)             -       253,706
Collection of subscription
 receivable                                  -          -             -             -       320,000              -       320,000
Amendment to articles of
 incorporation                               -     25,429       (25,429)            -             -              -             -
Additional shares issued for
 waiver of dissenters rights           331,035        331          (331)            -             -              -             -
Debt discount in connection with
 warrants to acquire 2,400,000
 shares issued in Convertible
 note offering in June 2004                  -          -     1,057,500             -             -              -     1,057,500
Warrants to acquire 300,000
 shares issued in June 2004 for
 advisory services                           -          -       746,070      (746,070)            -              -             -
Amortization of warrants
 issued for advisory services                -          -             -        20,724             -              -        20,724
Net loss                                     -          -             -             -             -     (3,348,739)   (3,348,739)
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Balance at June 30, 2004            25,759,558  $  25,760  $ 10,188,499  $   (725,346) $          -  $  (6,547,524) $  2,941,389
                                  ============  =========  ============  ============  ============  =============  ============

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                         Common Stock       Additional                                  in the
                                  -----------------------     Paid-in      Deferred    Subscription   Development
                                     Shares       Amount      Capital    Compensation   Receivable       Stage         Total
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Balance at June 30, 2004            25,759,558  $  25,760  $ 10,188,499  $   (725,346) $          -  $  (6,547,524) $  2,941,389
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Exercised warrants                      22,570         23           (23)            -             -              -             -
Exercised options                       12,500         12        29,988             -             -              -        30,000
Conversion of convertible notes        601,155        602     1,502,286             -             -              -     1,502,888
Convertible note discount                    -          -       442,500             -             -              -       442,500
Shares issued for CompuSven
 acquisition                            43,353         43       149,957             -             -              -       150,000
Amortization of deferred
 compensation for nine months                -          -             -       186,516             -              -       186,516
Net loss                                     -          -             -             -             -     (3,597,636)   (3,597,636)
                                  ------------  ---------  ------------  ------------  ------------  -------------  ------------
Balance at March 31, 2005           26,439,136  $  26,440  $ 12,313,207  $   (538,830) $          -  $ (10,145,160) $  1,655,657
                                  ============  =========  ============  ============  ============  =============  ============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine Months
                                                                Ended March 31,           March 13, 2000
                                                        -------------------------------   (Inception) to
                                                             2005             2004        March 31, 2005
                                                        --------------   --------------   --------------
Net cash used in operating activities                   $   (1,808,253)  $     (461,626)  $   (4,514,329)
                                                        --------------   --------------   --------------

Cash flows provided by (used in) investing activities
  Purchase of property and equipment                           (65,603)         (20,971)        (135,207)
  Checks issued in excess of funds acquired under
   merger with International Travel CD                               -         (109,086)        (109,086)
  Acquisition of CompuSven, net of cash assumed               (890,324)                         (890,324)
  Purchase of investee interest, net of cash assumed                 -                -         (893,055)
  Advances to investees                                              -                -       (1,018,500)
                                                        --------------   --------------   --------------
Net cash used in investing activities                         (955,927)        (130,057)      (3,046,172)
                                                        --------------   --------------   --------------

Cash flows from financing activities
  Advances                                                           -                -          (22,000)
  Principal payments on (proceeds from) capital
   leases and short-term obligations                           (43,762)               -          (46,155)
  Offering costs paid                                                -          (39,348)        (228,780)
  Proceeds from sale of treasury stock                               -                -           88,163
  Gain from sale of treasury stock                                   -           59,163           59,163
  Proceeds from sales of preferred stock and warrants                -        1,767,750        1,767,750
  Proceeds from sales of common stock                           30,000        1,121,100        4,701,100
  Proceeds from sale of convertible notes                            -                -        1,500,000
                                                        --------------   --------------   --------------
Net cash provided by (used in) financing activities            (13,762)       2,908,665        7,819,241
                                                        --------------   --------------   --------------
Net increase (decrease) in cash                             (2,777,942)       2,316,982          258,740
Cash and cash equivalents, beginning of period               3,036,682           23,322                -
                                                        --------------   --------------   --------------
Cash and cash equivalents, end of period                $      258,740    $   2,340,304   $      258,740
                                                        ==============    =============   ==============

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

For comparability, the 2004 figures have been reclassified where appropriate to conform with the financial statement presentation used in 2005.

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

For periods before the merger, the operations and financial statements of the Company are those of Stellar , LLC formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. In November of 2000, Stellar LLC and IO Ventures, LLC ("IO") formed Stellar Business Builders, LLC ("SBB") for the purpose of acquiring and managing the operations of its startup affiliates. Stellar LLC and IO each owned 50% of SBB. In May and June of 2001, Stellar Business Builders, LLC formed two wholly-owned subsidiaries, Stellar Internet Monitoring, LLC ("SIM") (formerly known as ICaughtYou, LLC), whose principal activity is providing companies with the ability to monitor their employee usage of the internet, and Kidweb, LLC ("KW"), whose primary activity was providing a web site development suite targeted directly at children. In November 2003, the Company purchased IO's remaining 50% interest in SBB for $100,000 in cash and as a result, SBB became a wholly-owned subsidiary of the Company.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION (Continued)

Stock-Based Compensation

In February, 2004, the Company granted stock-based compensation options to its new President as part of his employment agreement and to five of its existing employees. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                                 Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,
                                                          --------------------------------    --------------------------------
                                                               2005              2004              2005              2004
                                                          --------------    --------------    --------------    --------------
Net loss to common stockholders, as reported              $     (672,965)   $   (2,256,013)   $   (3,597,636)   $   (2,862,617)

Add: Stock-based employee/director compensation
 included in reported net loss determined
 under APB No. 25, net of related tax effects                          -                 -                 -                 -
Deduct: Total stock-based employee/director
 compensation expense under the fair value based
 method for all awards, net of related tax effects              (289,236)         (192,787)         (867,708)         (192,787)
                                                          --------------    --------------    --------------    --------------
Pro forma net loss                                        $     (962,201)   $   (2,448,800)   $   (4,465,344)   $   (3,055,404)
                                                          ==============    ==============    ==============    ==============

  Loss per share basic and diluted - as reported          $        (0.03)   $        (0.10)   $        (0.14)   $        (0.15)
  Loss per share basic and diluted - pro forma            $        (0.04)   $        (0.10)   $        (0.17)   $        (0.16)

Shares used in basic and diluted loss per share amounts       26,439,136        23,743,865        26,402,031        18,713,637
                                                          ==============    ==============    ==============    ==============

Accounting Policies Not Previously Disclosed

The Company recorded goodwill and other intangibles as a result of the acquisition of CompuSven, Inc. (see Note 7). The accounting policy of the Company is as follows:

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

NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 4,054,250 and 1,398,000 at March 31, 2005 and 2004, respectively, which includes 50,000 shares related to warrants issued by ILCD prior to the recapitalization.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                               March 31,          June 30,
                                                 2005               2004
                                            ---------------   ---------------
                                              (Unaudited)        (Audited)

     Accounts receivable                    $       178,991   $       126,726
     Allowance for doubtful accounts                (11,750)           (1,750)
                                            ---------------   ---------------
                                            $       167,241   $       124,976
                                            ===============   ===============

Bad debt expense for both the three month period ended March 31, 2005 and 2004 was $7,000 and $0, respectively.

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The following table presents the carrying value of goodwill and customer relations intangibles as of March 31, 2005:

                                    Gross                         Net
                                   Carrying     Accumulated     Carrying
                                    Value       Amortization     Value
                                 ------------   ------------   -----------
     Goodwill                    $  1,238,907   $          -   $ 1,238,907
     Customer relations               145,000         20,543       124,457
                                 ------------   ------------   -----------
                                 $  1,383,907   $     20,543   $ 1,363,364
                                 ============   ============   ===========

Goodwill and customer relations intangible assets were created as a result of the acquisition of CompuSven, Inc. where the purchase price and liabilities assumed exceeded the assets acquired by $1,383,907 (see Note 8). The allocation of intangible assets between goodwill and customer relations was based upon an independent study performed by a qualified independent appraiser.

The Company recognized $ 7,250 and $20,543 of amortization expense from acquired intangibles during the three months and nine months ended March 31, 2005, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the "Notes") and two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The Notes accrued interest at a rate of 1.98% per annum, payable monthly, and had a maturity date of June 7, 2005. The Notes were convertible into 600,000 shares of common stock at an initial conversion price of $2.50 per share. The Notes included a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the common stock and warrants. The Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at an exercise price of $2.50 per share and $3.50 per share, respectively. The conversion price of the Notes and the exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the conversion price or exercise price at the time of issuance of the Notes. The Series A Warrants were to expire October 10, 2005, but this date was subsequently extended for one year. The Series B Warrants expire June 7, 2009. In July 2004, upon the SEC declaring the Company's registration statement effective, the Notes and accrued interest automatically converted into 601,155 share of common stock.

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

The Company did not record the relative fair value assigned to the beneficial conversion feature of the notes at the time they were issued, which amounted to $442,500, since the discount was contingent upon the effectiveness of a registration statement covering the public resale of the shares underlying the notes. Upon the registration statement being declared effective by the SEC, the notes automatically convert to common stock, and the company expensed the beneficial conversion discount of $442,500 as interest expense.

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

On November 23, 2004, the Company received $30,000 and issued 12,500 shares of common stock upon the exercise of 12,500 warrants.

NOTE 8 - ACQUISITION OF COMPUSVEN

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven"), subject to the terms and conditions of a Stock Purchase Agreement. The purchase price of the Compusven Common stock was $889,985 paid in cash plus a number of shares of Company common stock valued at $150,000 as determined by the closing price of the common stock of the Company as of the date immediately preceding the closing. The purchase price was paid in the following manner: cash of $773,900 and 36,850 shares of common stock to the sole stockholder of CompuSven, and cash of $95,479 and 6,503 shares of common stock to E-Mail Technologies, Inc. ("E-Mail"). Of this amount, $20,606 was held in reserve until E-Mail completed collection of outstanding accounts receivable invoices of CompuSven. In connection with the closing, the sole shareholder of CompuSven and other key employees signed employment and confidentiality agreements with the Company, the sales agreement between CompuSven and E-Mail was terminated, and the sole shareholder of E-Mail signed an employment and confidentiality agreement with the Company.

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

The following pro forma presentation shows the effect on loss from operations, net loss and loss per share assuming the Company's acquisition of CompuSven took place on July 1, 2003:

                                                              Pro Forma
                                                  Nine Months Ended March 31, 2004
                                   ---------------------------------------------------------------
                                     Historical      CompuSven      Adjustments         Combined
                                   -------------   -------------   -------------     -------------
Revenue                            $     157,831   $     802,986   $          --     $     960,817
                                   =============   =============   =============     =============
Income (loss) from operations         (1,277,769)        269,405         (21,750)(1)    (1,030,114)
                                   =============   =============   =============     =============
Net income (loss)                  $  (2,862,617)  $     251,887   $     (21,750)    $  (2,632,480)
                                   =============   =============   =============     =============
Basic and diluted loss per share                                                     $       (0.14)
                                                                                     =============
Basic and diluted weighted average common shares outstanding                            18,713,637
                                                                                     =============

        (1) Amortization of customer relationship intangible

                           STELLAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

                                                              Pro Forma
                                                 Three Months Ended March 31, 2004
                                   ---------------------------------------------------------------
                                     Historical      CompuSven      Adjustments         Combined
                                   -------------   -------------   -------------     -------------
Revenue                            $      59,413   $     149,896   $           -     $     209,309
                                   =============   =============   =============     =============
Loss from operations                    (628,813)        (22,531)         (7,250)(1)      (658,594)
                                   =============   =============   =============     =============
Net loss                           $  (2,256,013)  $     (28,532)  $      (7,250)    $  (2,291,795)
                                   =============   =============   =============     =============
Basic and diluted loss per share                                                     $       (0.10)
                                                                                     =============
Basic and diluted weighted average common shares outstanding                            23,743,865
                                                                                     =============

       (1) Amortization of customer relationship intangible

NOTE 9 - SHORT-TERM NOTES

This balance represents credit card liabilities assumed in the acquisition of CompuSven.

NOTE 10 - SUBSEQUENT EVENTS

On April 1, 2005, the Company raised gross proceeds of $1,600,000 through the issuance of a Convertible Promissory Note ("Convertible Note") to the Trident Growth Fund, LP ("Trident"). The Convertible Note matures on the earlier of (a) April 30, 2006, (b) the next public offering by the Company of its securities for its own account or (c) a change in control of the Company as defined in the Convertible Note. The loan bears interest at the rate of 12% per annum. Trident may elect to receive interest payments in the form of cash or the equivalent number of shares of common stock of the Company. The principal balance of the Convertible Note and all accrued and unpaid interest is convertible at the option of Trident at any time prior to maturity, into shares of common stock of the Company at a conversion price of $1.00 per share, subject to adjustment based on the terms of the Convertible Note. The Company granted to Trident a security interest in substantially all of the assets of the Company and its wholly owned subsidiaries. The Company paid an origination fee to Trident of 1% of the gross proceeds from the Convertible Note and entered into a six month non-exclusive investment services agreement with a related entity which included a guaranteed fee of $60,000.

As a condition to making the loan, the Company issued to Trident warrants to acquire 450,000 shares of the Company's common stock. The warrant has a term of five years from the date of issuance and an exercise price of $1.00 per share subject to adjustment based on the terms of the Convertible Note.

The Company also granted to Trident registration rights covering the public re-sale of the shares underlying the Convertible Note and the warrant.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The information contained in this report on Form 10-QSB and in other public statements by the Company and Company officers or directors includes or may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item 2 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

        Our EIM solutions provide managers with the ability to implement Internet access policies for different users and groups within their organizations. We believe our next-generation technology is more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Our next-generation technology consists of an innovative web-based Internet monitoring application that allows organizations to monitor Internet usage by employees and prevent Internet abuse. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used by providing them with detailed reports describing which web sites are being visited, what instant messages are being sent and received, which employees were involved, and what time the actions took place.

        Our Stellar Internet Monitoring(TM) ("SIM") solutions enable businesses to rapidly implement and configure Internet access policies for specific groups, user types, and individuals within an organization. Our SIM solutions capture information on Internet usage and store it on our remote secured servers. We monitor employees' Internet activity without restricting the employees' access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies implemented by our customers. We notify management when a violation has occurred and, if requested, provide management with detailed graphical reports displaying the aggregate Internet activity of the entire organization, department or the monitored employees. Our SIM solutions are easy to deploy and use, have minimal impact on an organization's information technology department, require minimal hardware, are scaleable, and support a broad range of network platforms, including proxy servers, firewalls, and other network appliances and software.

        Our E-Mail Shuttle ("EMS") solutions are state-of-the-art software products that provide immediate and automatic migration and synchronization of data from any e-mail system to any other e-mail system. They enable businesses to migrate and synchronize inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups on e-mail systems such as Microsoft Exchange, Lotus Domino, Lotus cc:Mail, Novell GroupWise, Netscape's Messaging Server and OpenWave's InterMail. Through our EMS solutions, we provide migration to and from each of these systems and develop processes and products that enable easy migration from proprietary e-mail and calendaring systems. Our EMS solutions' modular design includes extractor and loader components that allow migration from multiple systems at any one time from a single management console.

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

        Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. Our deferred revenue excludes all items relating to consulting services. Deferred revenue was $368,321 and $164,768 at March 31, 2005 and June 30, 2004, respectively. We believe that $323,687 of the deferred revenue at March 31, 2005 will be recognized as revenue in the next 12 months and that continued growth in deferred revenue is indicative of future growth in revenue.

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

        We believe that our near-term success will depend particularly on our ability to increase customer adoption of our EIM products, our ability to successfully integrate our EMS technologies and products with our EIM products and technologies, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, expanding our reseller channel, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have recently completed the acquisition of CompuSven, Inc., and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

RECENT DEVELOPMENTS

        We have completed the initial development of our Stellar Internet GEM suite of EIM solutions which provides real-time content filtering, reporting and data archiving. Stellar Internet GEM is an advanced solution resulting from the combination of more than ten years of e-mail experience of CompuSven and our experience with existing EIM solutions. This new suite of solutions will help corporations and government agencies worldwide by: protecting confidential data from being transported out of the organization via e-mail or instant messaging; archiving Internet activity for both regulatory compliance and legal liability issues; improving employee productivity; reducing the use of expensive data processing bandwidth for Internet activities; and providing audit and investigatory capabilities for Internet activities. The initial introduction of Stellar Internet GEM has been well received by the market and we expect it to be a major component of the future growth of our business.

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

        On July 14, 2004, we completed the acquisition of CompuSven, Inc. As a result, our results of operations for the three and nine months ended March 31, 2005 reflect the combined results of operations of both us and CompuSven, while the corresponding periods in 2004 reflect only our results of operations. In order to present the reader with a more meaningful comparison between the periods discussed below, we have, where possible, quantified the material changes in our results of operations that are attributable to the acquisition of CompuSven.

OVERVIEW OF THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

        Our revenue during the three and nine months ended March 31, 2005 showed substantial improvement over the corresponding periods in 2004. Our growth in revenue of $138,466 and $492,395 during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods in 2004, was driven by a number of factors including increased customer adoption of our SIM solutions, revenues from the EMS solutions we obtained from our acquisition of CompuSven, and growth in our targeted customer groups. We recorded increases in net loss of $184,702 and $2,505,769 during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods in 2004. A substantial portion of the increase was due to a one-time charge of $1,560,405 for interest expense that consisted primarily of non-cash charges resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004, and the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. The balance of the increase was due to increases in labor costs and expense reimbursements, general and administrative expenses associated with our acquisition of CompuSven, and costs associated with becoming a public company.

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Revenue

        Revenue consists of licensing fees that we receive upon the sale of our SIM and EMS solutions. Revenues increased $138,466, or 233%, to $197,879 for the three-month period ended March 31, 2005 from $59,413 for the three-month period ended March 31, 2004. The increase was primarily a result of the addition in sales attributable to our acquisition of CompuSven. We expect absolute growth in revenues for future periods to exceed absolute growth in revenues for past periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers.

Operating Expenses

        Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.

        Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements consist of all salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees. Labor costs and expense reimbursements increased $203,302, or 78%, to $465,063 for the three-month period ended March 31, 2005 from $261,761 for the three-month period ended March 31, 2004. The increase was due primarily to the addition of approximately $107,000 in employee compensation attributable to our acquisition of CompuSven and an increase of approximately $135,000 for general and administrative personnel, including our Chief Executive Officer and President. We expect labor costs and expense reimbursements to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

        Marketing. Marketing expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations. Marketing expenses for the three-month period ended March 31, 2005 were $29,215 as compared to $28,875 for the three-month period ended March 31, 2004. Although marketing expenses remained relatively constant, we expect they will increase in the future as we continue to expand our marketing efforts and promote our EIM solutions, particularly our Stellar Internet GEM suite of solutions.

        General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $16,726, or 5%, to $348,799 for the three-month period ended March 31, 2005 from $332,073 for the three-month period ended March 31, 2004. The increase resulted primarily from a $60,633 increase in general and administrative expenses due primarily to the addition of $7,800 in general and administrative costs attributable to our acquisition of CompuSven, an increase in investor relations activities of $8,700, a $33,000 increase in rent resulting from lease payments attributable to the new office we opened in January 2005, and additional expenses for advertising and promotion of approximately $40,000. These amounts were offset by a $79,500 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc. We expect general, administrative and related fee expenses to level off in future periods.

        Research and Development. Research and development expenses consist primarily of costs associated with the development of new EIM technologies, products and services, including our Stellar Internet GEM suite of EIM solutions, and the enhancement of our existing

EIM solutions. Research and development expenses decreased $40,725, or 75%, to $13,478 for the three-month period ended March 31, 2005 from $54,203 for the three-month period ended March 31, 2004. The decrease was primarily the result of our completing the development of the Stellar Internet GEM suite of solutions in January 2005 and completing the integration of CompuSven technologies with our own. We expect overall research and development expenses to remain relatively constant over the next 12 months as we continue to engage in product and service development, enhance our existing EIM solutions, and pursue arrangements with new technology partners.

        Impairment of Goodwill. We determine impairment of goodwill in accordance with SFAS No. 142. We did not incur any charge for impairment of goodwill during the three-month periods ended March 31, 2005 and March 31, 2004.

COMPARISON OF THE NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Revenue

        Revenue consists of licensing fees that we receive upon the sale of our SIM and EMS solutions. Revenues increased $492,395 or 312%, to $650,226 for the nine-month period ended March 31, 2005 from $157,831 for the nine-month period ended March 31, 2004. The increase was primarily a result of the addition of $471,305 in sales attributable to our acquisition of CompuSven and an increase in licensing revenues received from new customers of our historical EIM solutions.

Operating Expenses

        Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.

        Labor Costs and Expense Reimbursements. Labor costs and expense reimbursements consist of all salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees. Labor costs and expense reimbursements increased $723,131, or 140%, to $1,239,920 for the nine-month period ended March 31, 2005 from $516,789 for the nine-month period ended March 31, 2005. The increase was due primarily to the addition of approximately $319,829 in employee compensation attributable to our acquisition of CompuSven and an increase of approximately $350,000 for general and administrative personnel, including our Chief Executive Officer and President.

        Marketing. Marketing expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations. Marketing expenses increased $23,388, or 26%, to $113,556 for the nine-month period ended March 31, 2005 from $90,168 for the nine-month period ended March 31, 2004. The increase was due primarily to increased expenses associated with marketing campaigns and the promotion of our EIM solutions.

        General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $617,112, or 121%, to $1,129,112 for the nine-month period ended March 31, 2005 from $512,000 for the nine-month period ended March 31, 2004. The increase resulted primarily from a $402,537 increase in professional fees incurred largely in connection with the preparation and filing of a registration statement with the Securities Exchange Commission ("SEC"), and compliance with our reporting obligations under federal securities laws, a $255,636 increase in general and administrative expenses due primarily to the addition of $38,582 in general and administrative costs attributable to our acquisition of CompuSven, investor relations activities of $85,878, a $50,662 increase in rent resulting from lease payments attributable to a second office that we opened in November, 2003, and additional lease payments of $33,000 attributable to the new office we opened in January 2005. These amounts were offset by a $136,750 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc.

        Research and Development. Research and development expenses consist primarily of costs associated with the development of new EIM technologies, products and services, and the enhancement of our existing EIM solutions. Research and development expenses were $165,994 for the nine-month period ended March 31, 2005 as compared to $163,994 for the nine-month period ended March 31, 2004. We expect overall research and development expenses to remain relatively constant over the next 12 months as we continue to engage in product and service development, enhance our existing EIM solutions, and pursue arrangements with new technology partners.

        Impairment of Goodwill. We determine impairment of goodwill based on the amount by which the carrying value of the assets to which the goodwill is attributed exceeds the fair value of such assets. We did not incur any charge for impairment of goodwill during the nine-month period ended March 31, 2005. We incurred a one-time charge for impairment of goodwill in the amount of $121,595 during the nine-month period ended March 31, 2004. The recognition of this expense was associated with our purchase of the then remaining and outstanding 50% membership interest in Stellar Business Builders, LLC ("Stellar Business Builders") from IO Ventures, LLC for $100,000. On the date of the purchase, Stellar Business Builders' liabilities exceeded its assets by $21,595. As a result, we recorded goodwill of $121,595, comprised of the $100,000 purchase price plus the $21,595 net liability. During the fourth fiscal quarter of 2003, we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that the full $121,595 of goodwill should be recorded as an impairment charge.

Interest Expense

        We incurred interest expense of $1,560,400 for the nine-month period ended March 31, 2005. We did not incur any interest expense during the nine-month period ended March 31, 2004. The interest expense consisted primarily of non-cash charges of $1,449,416 resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004 and $110,000 from the amortization of fees that we paid in connection with the issuance of the notes and warrants. We expensed the remaining unamortized discount associated with the beneficial conversion feature of the notes when the notes were converted into common stock on the effective date of the registration statement covering the public resale of the common stock underlying the notes. We do not expect to record any additional interest expense for non-cash charges in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. As of March 31, 2005, we had a cash balance of $258,740.

        Net cash used in operating activities was $1,808,253 for the nine-month period ended March 31, 2005 compared to $461,626 for the nine-month period ended March 31, 2004. The $1,346,627 increase in cash used in operating activities was due primarily to an increase in losses of $942,363 (excluding non cash charges of $1,560,406 of interest expense in 2005 and $1,767,750 of preferred stock dividends in 2004), a decrease in proceeds from the sales of and gains on marketable securities of $467,811, and increases in deposits of $60,607, in accounts receivable of $46,370, and a decrease in accounts payable and accrued expenses of $174,919. These amounts were partially offset by increases in depreciation and amortization of $35,528, an increase in the amortization of deferred compensation of $186,516, an increase in the amortization of loan fees of $110,000, and an increase in deferred revenues of $28,751.

        Net cash used in investing activities during the nine-month period ended March 31, 2005 was $955,927 compared to $141,700 for the nine-month period ended March 31, 2004. The $814,227 increase in cash used in investing activities was due primarily to the payment of $890,324 in cash in connection with the acquisition of CompuSven.

        Net cash used in financing activities during the nine-month period ended March 31, 2005 was $13,762 compared to net cash provided by financing activities of $2,908,665 for the nine-month period ended March 31, 2004. The $2,922,427 difference in cash flows from financing activities was due primarily to a decrease in net proceeds from sales of our common and preferred stock of $2,878,665 and an increase in payments on capital leases and short-term obligations of $43,762.

        At March 31, 2005, we had a working capital deficit of $232,810 as compared to $2,500,909 of working capital at June 30, 2004. The $2,733,719 decrease in working capital was due primarily to decreases in cash of $2,777,942 and prepaid expenses of $129,197 and to increases in deferred revenue of $187,025, in accounts payable of $40,249, and in short term notes payable of $112,323. These amounts were partially offset by a decrease in convertible notes payable of $493,084 and an increase in accounts receivable of $42,265.

        Our primary sources of financing over the past twelve (12) months are set forth below.

        On February 29, 2004, we completed a private offering of 2,357,000 shares of Series A Convertible Preferred Stock and warrants to acquire 589,250 shares of common stock, for aggregate cash consideration of $1,767,750. These securities were sold in units comprised of one (1) share of Series A Convertible Preferred Stock and one (1) warrant. The units were sold at a purchase price of $.75 per unit. Each share of Series A Convertible Preferred Stock was convertible into one-half (1/2) of a share of common stock, and each warrant was exercisable into one-fourth (1/4) of a share of common stock at an exercise price of $2.40 per share. On March 11, 2004, as a result of our one-for-four reverse stock split, the mandatory conversion feature of the Series A Convertible Preferred Stock was triggered and all such shares were converted into shares of our common stock. Pursuant to amendment in connection with our recent secured convertible note financing transaction, the exercise price of the warrants has been reduced to $1.00 per share.

        On June 8, 2004, we issued convertible promissory notes (the "Convertible Notes") and warrants to a small group of accredited investors for cash consideration of $1,500,000. The Convertible Notes were issued and sold together with the warrants at the rate of two (2) Series A Warrants ("Series A Warrants") and two (2) Series B Warrants ("Series B Warrants") for each $2.50 principal amount of Convertible Notes purchased. The principal amount of the Convertible Notes and all accrued interest due thereunder were convertible into shares of our common stock at an initial conversion price of $2.50 per share. Each Series A Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $2.50 per share and pursuant to amendment, expire October 10, 2005. Each Series B Warrant is exercisable into one (1) share of our common stock at an initial exercise price of $3.50 per share and expires June 7, 2009. The exercise price of the Series A Warrants and Series B Warrants are subject to downward adjustment in the event that we issue shares of our common stock or securities convertible into shares of our common stock at a purchase or conversion price less than the purchase or conversion price in effect immediately prior to such issuance. As a result of our recent secured convertible note financing transaction, the exercise prices of the Series A Warrants and Series B Warrants have been reduced to $1.00 per share.

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

        On April 1, 2005, we entered into a Loan Agreement (the "Loan Agreement") with Trident Growth Fund, LP ("Trident"). Under the Loan Agreement we issued a $1,600,000 principal amount secured convertible promissory note (the "Convertible Note") and a warrant (the "Warrant") to purchase 450,000 shares of our common stock to Trident.

        The Convertible Note accrues interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Convertible Note is due the earlier of: (i) April 30, 2006; (ii) the closing date of our next public offering of our securities for our own account; or (iii) the date of any change of management control. The Convertible Note is convertible in whole or in part at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share. The conversion price is subject to downward adjustment in the event that we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the conversion price in effect immediately prior to such issuance. The Convertible Note contains a number of financial and negative covenants.

        In connection with the issuance of the Convertible Note, we issued a Warrant to Trident to purchase 450,000 shares of our common stock. The Warrant is immediately exercisable at an exercise price of $1.00 per share, subject to adjustment, contains standard and customary cashless exercise provisions, and terminates five years from the date of grant. The exercise price is subject to downward adjustment in the event we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the exercise price in effect immediately prior to such issuance.

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

        As of the date of this report, we have cash resources of approximately $1,400,000. We believe that our current cash resources, expected recurring monthly revenue and revenue from new customers, will not be sufficient to sustain our current operations for the next twelve (12) months. We are currently seeking to obtain additional financing through sales of debt or equity securities in order to execute our business plan and finance possible acquisitions of technologies, assets, businesses or companies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations and any plans we may have to acquire such technologies, assets, businesses or companies.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

                                  RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Report on Form 10-QSB before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT FOR US TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

        We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been offering our employee Internet management ("EIM") applications since 2001. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to sales of our SIM and EMS solutions because we sell our SIM and EMS solutions under licensing agreements generally ranging in duration from 12 to 36 months and have been licensing our SIM and EMS solutions for less than three (3) years. Because of our limited operating history and because the market for EIM products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

        We have experienced net losses in each fiscal quarter since our inception and as of March 31, 2005, we had an accumulated deficit of approximately $10 million. We incurred net losses to common shareholders of approximately $ 3.6 million during the nine months ended March 31, 2005, approximately $3.4 million during the six months ended June 30, 2004, and approximately $1 million during the year ended December 31, 2003. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

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

OUR FUTURE SUCCESS DEPENDS ON OUR EXISTING CUSTOMERS RENEWING AND PURCHASING ADDITIONAL LICENSES OF OUR SIM SOLUTIONS.

        Our future success depends on our ability to achieve substantial revenue from customer renewals for licenses of our SIM and EMS solutions. Licenses for our SIM and EMS solutions typically have durations of 12, 24 or 36 months, and our customers have no obligation to renew such licenses upon expiration. As a result, we may be unable to generate significant revenue from renewals. In order to maintain our revenue, we must be successful in renewing our license agreements.

        Our future success also depends on our ability to license additional services or product offerings to existing customers. As a result, to increase our revenue, we must obtain greater penetration of our existing customers to obtain greater coverage of their workforces.

WE MUST DEVELOP AND EXPAND OUR INDIRECT SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

        We currently sell our products both directly and indirectly. We intend, however, to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors and Internet service providers, to offer our SIM and EMS solutions to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customer introductions and co-marketing benefits and our operating results may suffer.

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

        Substantially all of our revenue comes from licensing fees for our SIM and EMS solutions, and we expect this trend to continue for the foreseeable future. If, for any reason, revenues from the licensing of our SIM and EMS solutions decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our SIM or EMS solutions fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our SIM or EMS solutions will achieve any meaningful market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of our SIM solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our SIM solutions. Any failure or delay in diversifying our existing offering could harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

        Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our SIM and EMS solutions are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our SIM and EMS solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies may limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, financial condition and results of operations.

FAILURE OF OUR PRODUCTS TO WORK PROPERLY COULD IMPACT SALES, INCREASE COSTS, AND CREATE RISKS OF POTENTIAL NEGATIVE PUBLICITY AND LEGAL LIABILITY.

        Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our SIM and EMS solutions and we may find such errors in the future. The occurrence of errors could adversely affect licenses of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems. In addition, given that EIM technology generally, and our SIM solutions specifically, have yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we operated in a more established industry.

        In addition, because customers rely on our SIM and EMS solutions to manage employee behavior and E-mail migration, any significant defects or error in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, our SIM solutions' capability to report Internet data retrieval requests and software application execution requests along with the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND STELLAR BRAND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

        Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our SIM and EMS brands, and we intend to apply for legal protection for certain of our intellectual property in the future. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and adequate legal protection of our intellectual property may not be available to us in every country in which we intend to sell our products. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and their mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

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

        The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors may offer their products at a significantly lower price than our SIM and EMS solutions, which could result in pricing pressures on licenses of our product and in the commoditization of EIM products. If we are unable to maintain the current pricing on sales of our SIM and EMS solutions or increase our pricing in the future, our results of operations could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced licensing, reduced margins or the failure of our SIM or EMS solutions to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations. Our current principal competitors include:

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

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which have developed and/or bundle, or may in the future develop and/or bundle, EIM or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If EIM functions become standard features of Internet-related hardware or software, the demand for our SIM solutions may decrease. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our SIM and EMS solutions. Moreover, even if our SIM and EMS solutions provide greater functionality and are more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our SIM and EMS solutions.

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

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THE MARKET FOR OUR PRODUCTS CONTINUES TO EMERGE, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR OUR SIM AND EMS SOLUTIONS AND OF OUR STELLAR BRAND, OUR GROWTH MAY BE LIMITED.

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

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

        Expansion in the sales of our SIM and EMS solutions depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standard and protocols to handle increase demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. If the Internet does not continue to be a widespread communications medium and commercial platform, the demand for our SIM and EMS solutions could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

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

                         RISKS ASSOCIATED WITH OUR STOCK

NEW INVESTORS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION IN THE TANGIBLE NET BOOK VALUE OF THEIR SHARES.

        As of the date of this report, the market price of our common stock significantly exceeds the net tangible book value of our common stock. The net tangible book value of one share of our common as of March 31, 2005 was $0.01. As a result, investors purchasing common stock in the market will incur substantial dilution.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

        The sale of a large number of shares of our common stock in the market after this offering, or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 26,439,136 shares of common stock outstanding, of which 21,107,707 shares are "restricted securities," as that term is defined in Rule 144 of the Securities Act. We have registered the public resale of 4,918,715 of these restricted shares. We also registered the public resale of additional shares of common stock underlying various warrants. The shares registered in such offering will be freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.

        10,250,144 shares of our outstanding shares of common stock are freely tradable without restriction or subject to an effective registration statement. The remaining 16,188,992 shares of common stock continue to be restricted securities. Of this remaining number of shares, 15,857,957 shares are currently eligible for sale under Rule 144 of the Securities Act and 331,035 shares will become eligible for sale under Rule 144 of the Securities Act on or about June 7, 2005.

        None of our directors, executive officers and other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

WE INTEND TO ATTEMPT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

        We intend to attempt to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. In addition, certain of our outstanding warrants contain provisions that provide for a downward adjustment in the exercise price in the event that we issue shares of our common stock or securities convertible or exercisable into shares of our common stock at a price less than the exercise price in effect at the time of the issuance of such securities which could result in additional dilution to our stockholders.

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

BECAUSE WE RECOGNIZE REVENUE FROM LICENSING FEES FOR OUR SIM AND EMS SOLUTIONS RATABLY OVER THE TERM OF THE SUBSCRIPTION, DOWNTURNS IN SALES MAY NOT BE IMMEDIATELY REFLECTED IN OUR REVENUE.

        We expect that nearly all of our revenue for the foreseeable future will come from the licensing of our SIM and EMS solutions. Upon execution of a licensing agreement, we invoice our customers for the full term of the licensing agreement. We then recognize revenue from customers monthly over the terms of their licensing agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from license agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may not be a reliable indicator of market acceptance of our SIM and EMS solutions.

WE DO NOT INTEND TO PAY DIVIDENDS.

        We have never declared or paid any cash dividends on our common stock. The terms of our outstanding secured convertible notes preclude us from paying dividends without the consent of the holders of such notes. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.    EXHIBITS.

        The following exhibits are included herein:

Exhibit No.                                 Exhibit
-----------     ----------------------------------------------------------------
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

                                                 STELLAR TECHNOLOGIES, INC.


Date:  May 16, 2005                              /s/ Richard A. Schmidt
                                                 ----------------------
                                                 Richard A. Schmidt
                                                 Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description
--------------          --------------------------------------------------------
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