Form 10KSB
period 2005-06-30
STELLAR TECHNOLOGIES, INC.
filed 2005-11-03
CIK 1132590

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                                    000-33099
                 -----------------------------------------------
                            (Commission File Number)

                           STELLAR TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  COLORADO                              84-1553046
      ----------------------------------    ------------------------------------
      (State or other jurisdiction of       (IRS Employer Identification Number)
       Incorporation of organization)

              7935 AIRPORT PULLING ROAD
                    SUITE NO. 201
                   NAPLES, FLORIDA                             34109
----------------------------------------------       ---------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (239) 592-1816
                ------------------------------------------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ___ No _X_

         State issuer's revenues for the year ended June 30, 2005.  $882,805

         The aggregate market value of the voting common equity held by non-affiliates of the issuer based on the closing sale price of the issuer's common stock as reported on the OTC Bulletin Board on October 26, 2005 was $11,284,840. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

         As of October 26, 2005, 26,479,136 shares of the issuer's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                                      PART I
Item 1.      Description of Business ..........................................................................1
Item 2.      Description of Property .........................................................................29
Item 3.      Legal Proceedings ...............................................................................29
Item 4.      Submission of Matters to a Vote of Security Holders .............................................29

                                                     PART II
Item 5.      Market for Common Equity, Related Stockholder Matters and Small Business Issuer
                 Purchasers of Equity Securities .............................................................29
Item 6.      Management's Discussion and Analysis ............................................................30
Item 7.      Financial Statements ............................................................................38
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosures..................................................................................38
Item 8A.     Controls and Procedures .........................................................................38
Item 8B.     Other Information ...............................................................................39

                                                     PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act ...........................................................39
Item 10.     Executive Compensation ..........................................................................42
Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters .........................................................................43
Item 12.     Certain Relationships and Related Transactions ..................................................46
Item 13.     Exhibits ........................................................................................47
Item 14.     Principal Accountant Fees and Services ..........................................................50
Financial Statements.........................................................................................F-1
Signatures....................................................................................................52

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

         These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to attract and retain customers and qualified personnel; customer acceptance and satisfaction with our Internet management solutions; anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the employee Internet management industry; rapid technological changes in the employee Internet management industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the caption "Risk Factors" on page 18 of this report and "Management's Discussions and Analysis" below.

         All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         We were incorporated on July 20, 2000 as a Colorado corporation. We were initially engaged in the business of providing photography and digital services to organizations in the travel industry. We exited the travel industry in April 2002.

         During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. Our plan was to acquire ownership interests in properties located in Louisiana as well as other traditional oil producing states in the southwestern United States. In furtherance of this plan, we purchased a limited partnership interest in a limited partnership that owns oil and gas leasehold interests in Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. In September 2003, we disposed of all of our oil and gas interests and exited the oil and gas business.

         On January 15, 2004, we acquired Stellar Venture Partners, LLC, a Georgia limited liability company ("Stellar Venture Partners"), by merging a wholly-owned subsidiary of ours with and into Stellar Venture Partners, with Stellar Venture Partners remaining as the surviving entity and becoming our wholly-owned subsidiary. At the effective time of the merger, we issued 18,000,001 shares of our common stock to the membership interest holders of Stellar Venture Partners, LLC, representing, on a fully diluted basis, approximately seventy-four percent (74%) of the then issued and outstanding shares of our common stock, and Richard A. Schmidt was appointed to serve as our Chairman and Chief Executive Officer. As a result of the merger, we entered the employee Internet management ("EIM") industry.

         On July 14, 2004, we acquired all of the issued and outstanding capital stock of CompuSven, Inc., a Florida corporation ("CompuSven"). Upon completion of this acquisition CompuSven became a wholly owned subsidiary of the Company. CompuSven provides e-mail migration, e-mail data and directory management software and related services.

OVERVIEW

         We provide employee Internet management products that enable businesses, government agencies, schools and other organizations to monitor, analyze and evaluate reports displaying how their employees use computing resources, including Internet access and instant messaging. Our primary product offering consists of our Stellar IM Web Based Edition, our Stellar IM Enterprise Edition, and our Stellar Internet GEM, which we refer to collectively in this prospectus as our Stellar Internet Management solutions, and our E-mail Shuttle.

         Our flexible software applications operate in conjunction with our databases to monitor employee access to websites, employee use of network bandwidth and employee software application use at the desktop. Our Stellar Internet Management solutions enable businesses to rapidly implement and configure Internet access policies for specific groups, user types and individuals within an organization. Our flexible and easy-to-use solutions capture information on Internet usage and store it on our remote secured servers, prevent the dissemination of confidential or other sensitive information via e-mail or instant messaging and restrict access to certain websites. We consolidate and review employee Internet and instant messaging activity with sophisticated rule-based systems for compliance with policies implemented by our customers. Business managers are then notified when a violation has occurred, and have the option of running a detailed graphical report displaying the aggregate Internet activity for the employees monitored. Our products are easy to deploy and use, and have minimal impact on an organization's information technology department. In addition, our products can grow with our customers as they expand and support a broad range of network platforms, including proxy servers, firewalls and other network appliances and software.

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

         Internet access in the workplace is fast, convenient and essentially free to employees. In general, employees enjoy quicker and relatively unrestricted Internet access from their work desktop computers. As a result, many employees use their employers' computing resources for recreational "web surfing," peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters during business hours. However, this unmanaged non-business use of company computing and network resources, including Internet access, can result in increased risk and cost to the employer, including lost employee productivity, increased network bandwidth consumption, increased network security risks, and potential legal liability. Additionally, an employee's use of websites that offer free software downloads, pirated software and peer-to-peer applications may introduce spyware and other malicious code to the employee's desktop and to the corporate network, placing valuable corporate data at risk. In recent years, the rapid rise in the use of instant messaging and peer-to-peer file sharing in the workplace has created new conduits for viruses and malicious code that bypass traditional network security measurer. All of these factors can contribute to higher costs for companies that make computing and network resources available to their employees.

         Traditionally, employers have attempted to mitigate the legal liability, productivity and bandwidth waste risks through written policies governing acceptable employee use of computing resources, and protect against security risks with a combination of external firewalls and anti-virus software. With the growth in multi-media content, the proliferation of blended viruses, and the rapid increase in employee use of instant messaging and peer-to-peer file sharing, employers are finding that these measures are increasingly inadequate. Written Internet access and software application use policies are easily ignored, difficult to enforce and often require manual review of log files, which is both cumbersome and time-consuming. Because this method of enforcement does not proactively curtail undesirable Internet and software application usage, employers are forced to take potentially costly disciplinary actions after the fact. Firewalls can provide protections against external threats such as hacking, but do little to prevent employees from accessing unauthorized data from within an organization. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging.

         To address these problems, businesses are recognizing the need for a proactive approach to managing employee use of the Internet and computing resources, as well as the need to layer security and policy enforcement measures across multiple network access points, including the Internet gateway, the internal network infrastructure and employees' desktops. In the past, many businesses have sought products that enable them to proactively manage their employees' Internet access through filtering of URLs. Early Internet filtering software for the enterprise was largely derived from products that were originally developed to help parents prevent their children from accessing adult content at home or in schools, and used keyword matching and dynamic page review to block content. These products, and other more recent products, are limited to filtering of website URLs and do not address the evolving nature of Internet use with the accompanying rise in the use of instant messaging and peer-to-peer file sharing. Additionally, they typically lack the ability to meet the needs of growing organizations, cannot operate on multiple network platforms, do not provide the flexibility required by management, and can be labor-intensive to deploy, consuming valuable information technology resources. Moreover, these applications generally do not operate in conjunction with a comprehensive database that is consistently refreshed and as effective.

         Workplace management of non-business-related use of computing resources and Internet access is becoming an increasingly important priority for organizations because of its impact on employee productivity, network bandwidth consumption, network and data security, and potential legal liability. IDC estimates that between 30 and 40 percent of all internet use in the workplace is not related to business and that the employee Internet management market grew to $750 million in 2004. Given the necessity of corporate Internet access and consumers' continuing adoption of the web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for an employee Internet management solution that effectively addresses the needs of businesses to manage employee usage of the computing environment, including Internet access and desktop application use. Additionally, although the web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management policies to file types, applications and protocols, as well as web pages, at multiple points on the network. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications. These solutions must also be adaptable enough to mange new applications and technologies as they are developed.

EMPLOYEE INTERNET MANAGEMENT SOLUTIONS

         Certain of our closest competitors for our Stellar Internet Management solutions have been offering software applications that enable managers to select the types of Internet content and applications they wish to allow, block or continue employee access to, based on the database categories they have defined. The software applications are loaded onto the customers' servers and are monitored by the customers' information technology staff. Their software applications categorize websites in a URL database, and then classify them into different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. Their software applications allow managers to permit or deny Internet access based on the employee, type of user, time of day, amount of personal surfing time and type of content being accessed. Most of the content management solutions do not have a comprehensive archiving solution for their customers.

         With the introduction of Stellar Internet GEM, we now offer a fully integrated suite of solutions for establishing and consistently enforcing employee Internet use policies and electronic communications with others inside and outside of an organization. Stellar Internet GEM archives and filters internal and external e-mail communications including attachments, instant messaging activities, and Web site browsing across the enterprise. Stellar Internet GEM also provides graphical, real-time hierarchal reporting and immediate warnings for policy violations. Stellar Internet GEM is a complete archiving solution to assist in compliance records retention and content policy management. The initial reaction of prospective customers to our designed Stellar Internet GEM has been very favorable.

         Our Stellar Internet Management solutions enable organizations to analyze, report and manage how their employees use the Internet, the network and their desktop computers. Our products provide organizations with the ability to implement customized Internet access and use policies for different user groups within the organization, and supports the organization's efforts to improve employee productivity, conserve network bandwidth, enhance network security and mitigate potential legal liability. The principal benefits of our products include:

         Enhanced Network and Data Security. Our employee Internet management solutions add an additional layer of protection to an organization's network and data security by monitoring employee access to security-risk web sites such as those containing malicious mobile code or spyware. This allows an organization to proactively reduce the risk of malicious mobile code attacks - such as web-based worms, viruses, Visual Basic scripts and more - and prevent back-channel communication of important corporate or personal data by spyware programs.

         Increased Employee Productivity. Our software gives businesses the ability to more effectively manage employees' use of corporate computing resources, including Internet access, application use at the desktop and network bandwidth, thereby reducing non-productive use of these assets by employees. Our employee Internet management solutions enable organizations to identify the pattern and scope of employees' Internet use, and to manage access to non-business related content and applications such as instant messaging. In addition, our software allows managers to monitor employee use of the Internet based on the employee, type of user, time of day, amount of personal surfing time and type of content being accessed, without denying the employee's access to the Internet.

         Conservation of IT Resources. We believe our employee Internet management solutions allow organizations to reduce bandwidth consumption by managing personal Internet use and access to websites, in particular those that may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. Our employee Internet management solutions further enhance bandwidth management capabilities by monitoring network usage in real-time and by allowing employee access management based on bandwidth thresholds. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively, and helps ensure that bandwidth is available for mission-critical business applications such as voice-over-IP. By monitoring access to bandwidth-intensive content, organizations are able to save valuable network storage from being cluttered with MP3s, images and other files. This avoids costs arising from the need to buy additional networking equipment or storage servers.

         Reduced Exposure to Potential Legal Liabilities. Our employee Internet management solutions support organizations' efforts to reduce exposure to legal liability resulting from the improper use of the Internet in the workplace. By implementing our products in conjunction with an overall corporate Internet usage policy, organizations can proactively curtail access to objectionable Internet content such as adult entertainment, illegal activities, hate, and racism.

         In addition to the above benefits, our employee Internet management solutions include several analysis and reporting capabilities to provide managers and IT administrators with multiple options for identifying, analyzing and reporting on Internet and activity and the risks associated with employee computing. These options include a full-featured reporting engine with pre-defined and customizable report templates, a real-time analyzer that provides a current view of network activity and browser-based reporting tools that allow non-technical managers to view Internet and application use data. In addition, our employee Internet management solutions are designed to have minimal impact on network performance by eliminating the need for customers to install our applications on their servers and maintain them. Our employee Internet management solutions may be used on a broad range of network platforms, and work with popular proxy servers, firewalls, cache engines, switches and routers.

PRODUCTS AND SERVICES

         Our employee Internet management solutions are comprised of three (3) different product offerings, each tailored to a different customer target group. These product offerings consist of:

         o      Stellar IM Web Based Edition;

         o      Stellar IM Enterprise Edition; and

         o      Stellar Internet Global Employee Management.

         We also offer our E-Mail Shuttle e-mail migration software solutions. A description of each of these products is provided below.

Stellar IM Web Based Edition
----------------------------

         Stellar IM Web Based Edition is a web-based product that provides organizations with the ability to utilize monitoring and reporting technology without the capital and manpower expenditures necessary to run in-house solutions. Stellar IM Web Based Edition requires only a small application to run at a customer's site while the "work" is performed on our servers, utilizing our manpower and network bandwidth to process the data. Users simply logon via a secure web site to view their data using real-time reports.

         Monitoring both web browsing and instant messaging conversations, Stellar IM Web Based Edition is a robust monitoring tool that provides management with the information that they need, when they need it in real time. E-mail alert notification is one of the many features available within Stellar IM Web Based Edition, providing management with a break-down of people and computers that have violated the organization's Internet usage policy.

         Stellar IM Web Based Edition offers a wide range of functions and key features including:

         o web-based reporting that eliminates the need for IT professionals to generate reports for managers, thus allowing them to concentrate on their core responsibilities;

         o secure, real-time reports that can be viewed online from any computer in the world, giving management the ability to view company activity while out of the office;

         o data storage, processing and reporting that is performed on our servers, saving organizations expenditures on IT resources and equipment costs; and

         o alert notifications that provide managers with automated e-mails that contain a list of violations by their employees.

         o Stellar IM Web Based Edition monitors, reports and alerts on web browsing and instant messaging conversations for all major instant messaging protocols. Activity can be viewed for employees and departments via real-time reports while alerts can be created to flag web sites and instant messaging words or phrases that managers deem inappropriate. Stellar IM Web Based Edition also offers instant messaging archiving for businesses that are required to record and store their messages.

Stellar IM Enterprise Edition
-----------------------------

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

         Stellar IM Enterprise Edition offers a wide range of functions and key features, including:

System Features

         o the use of a high-speed, secure, industry standard Oracle database;

         o        Secure encrypted information transfer;

         o a centrally monitored application service provider environment;

         o accessibility via a web browser over the Internet from anywhere in the world through secure socket layer connections to our servers;

         o multiple logons for each organization, each with their own security access restrictions;

         o        remote recording of Internet usage on our servers; and

         o        support for multiple languages.

Monitoring
         o monitoring of Internet usage on virtually every computer in an organization;

         o monitoring of web browsing and instant messaging for compliance with human resource Internet usage policies;

         o distribution of monitored data to our servers using proprietary encrypted data streams, ensuring a high level of security for an organization's information;

         o consolidation and review of monitored data for compliance based on policies the organization has implemented; and

         o access to the monitored information through a standard SSL-enabled web browser.

Alerts
         o Alerts may be used to help monitor activity on an exception basis so that managers don't have to sift through tedious logs to determine if or when employees have broken the organization's Internet usage policy. Managers can receive detailed information about each violation, including:

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

         Upon an organization's selection of either our Stellar IM Web Based Edition or our Stellar IM Enterprise Edition, a monitoring program is installed on one (1) computer on the organization's network. The program monitors the Internet traffic that the organization wants to monitor, encrypts the information, then sends small summary information packets of all Internet usage by the organization's employees to a server. The data is collected and stored in a database behind a firewall. The data is then available for managers of the organization to view through our secure applications by means of a standard browser.

Stellar Internet GEM(TM) (Global Employee Management)
-----------------------------------------------------

         We have completed the initial development of our Stellar Internet GEM of employee Internet management solutions which provides archiving with complete fidelity, real-time content filtering, accurate analysis of Internet activity habits, and real-time reporting of Internet policy violations. Stellar Internet GEM is a combination of more than ten years of e-mail experience of CompuSven and our experience with our existing EIM solutions. This new suite of solutions helps corporations and government agencies worldwide by:

         o protecting confidential data from being transported out of the organization via e-mail or instant messaging;

         o archiving Internet activity for both regulatory compliance and legal liability issues;

         o        improving employee productivity;

         o reducing the use of expensive data processing bandwidth for Internet activities; and

         o providing audit and investigatory capabilities for Internet activities.

Stellar Internet GEM is composed of the following three modules:
----------------------------------------------------------------

         o Stellar Web Browser(TM) - manages Web browsing by filtering, reporting, altering and archiving employee Web browsing activity. The web browser prevents access to websites that are restricted in accordance with company policy while at the same time enables organizations to maintain compliance with industry regulations including those imposed by Sarbanes-Oxley and HIPAA;

         o Stellar E-Mail Manager - manages inbound, outbound and internal e-mail including attachments. E-Mail Manager prevents e-mail from being sent which contains confidential information or which could form the basis of a potential lawsuit. E-Mail Manager also archives e-mail communications to satisfy industry regulations imposed by the NASD, SEC, Sarbanes-Oxley and HIPAA;

         o Stellar IM Manager - filters, archives and reports on instant messaging communications. Industry regulations imposed by the NASD and SEC require that all electronic communications be archived. Stellar IM Manager also filters instant messages for policy violations and can either report the violation or block the message.

The initial introduction of Stellar Internet GEM has been well received by the market and we expect it to be a major component of the future growth of our business.

Stellar E-Mail Shuttle
----------------------

         The Stellar E-Mail Shuttle(TM) is an e-mail migration and coexistence product that provides e-mail migration and data synchronization between e-mail systems, known as Anywhere2Anywhere technology. Stellar E-Mail Shuttle helps organizations with multiple e-mail platforms consolidate to a single we-mail platform saving both computer hardware and technical resources. Stellar E-Mail Shuttle has helped some of the largest organizations in the world; especially those acquiring other organizations and those modernizing their computer operations. The e-mail systems supported by the Stellar E-Mail Shuttle include:
Microsoft (R) Exchange Server/Outlook, Lotus (R) Domino/Notes, Novell Groupwise
(R) and any IMAP4 e-mail system. The Stellar E-Mail Shuttle migrates and/or synchronizes inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups. Its modular design includes extractor and loader components which allow migration from multiple systems at any one time from a single management console called Launchpad(TM).

TECHNOLOGY

         Our Stellar Internet Monitoring solutions comprise a server-based system designed to function in networks of virtually any size and configuration. Our Stellar Internet Monitoring solutions are composed of a system of analyzing, reporting and managing applications integrated in a proprietary central policy engine. We use a process of automated content assessment and classification with manual verification to gather and classify new websites and applications for our databases. Our automated search technology uses Java-based tools and proprietary algorithmic classification systems to automatically search the Internet to identify and catalog websites. It is designed to accommodate network growth without impairing performance or requiring major infrastructure modifications and can scale to support networks of a virtually unlimited number of users on a single server and networks of virtually any size using multiple servers. We have designed our products to run on multiple network platforms and in multiple locations. Our SIM solutions integrate with major firewalls, proxy servers, caching engines, network switches and routers.

         Our new Stellar Internet GEM solution provides the full functionality of our Stellar Internet Monitoring solutions as well as:

         o Comprehensive archival for e-mail and instant messaging including all attachments;

         o Content management with blocking for e-mail, instant messaging with Web surfing including attachments; and

         o Improved use of categories and regular expressions that allows for flexible, uniform and effective internet policy enforcement.

STRATEGY

         Our strategy is to maintain and strengthen our position in the market for employee Internet management products and services. Key components of our strategy include the following:

         Increase Sales to Existing Customers. Many of our customers are organizations with hundreds or thousands of Internet-enabled employees. In most cases, these customers initially deploy our Stellar Internet Management solutions in one or two internal departments and pay licensing fees based only on the number of Internet users in those departments. We believe that there is a large opportunity to sell our existing customers licenses for additional Internet users within their organizations. We intend to aggressively pursue renewals of existing licenses and enterprise-wide deployment of our Stellar Internet Monitoring solutions within our existing customer base.

         Aggressively Leverage Indirect Sales Channels. We currently have relationships with value-added resellers that focus on the U.S. market. Our indirect sales channels accounted for less than 10% of our licensing revenue for the year ended June 30, 2005. We intend to increase these channels through our Stellar Partner Channel Program and, accordingly, expect that the percentage of our total sales derived from our indirect channels will increase in the future. We also plan to improve the productivity of our existing value-added resellers through lead development, marketing support, sales assistance and training. We intend to aggressively leverage and expand our indirect sales changes in both the domestic and international markets, through recruitment programs and our Stellar Partner Channel Program.

         Expand Our Customer Base. Our products have been deployed in more than 500 organizations worldwide. We believe our large installed base of customers provides our products with market credibility, and we intend to leverage this credibility to further our market penetration. To address opportunities abroad, we intend to continue to increase the number of international resellers participating in our Stellar Partner Channel Program. Given the relatively higher costs of Internet access in many foreign markets, we believe that the need to mange employee Internet use will be cost-driven.

         Expand Our EIM Solutions Product Offering. We intend to continuously develop and update our software and database in order to keep current with the evolution of employee Internet management technology. We plan to offer our customers enhanced reporting and management applications and provide additional software features that address additional categories of worker productivity and enterprise bandwidth consumption. We may also acquire additional employee Internet management technologies complementary to our existing solutions to expand the breadth of our product offering.

         Develop and Maintain Leading Employee Internet Management Processes and Technologies. We intend to continue developing proprietary processes and technologies that give us what we believe is a distinct advantage over our competitors. We believe our competitive advantage lies in the ability of our employee Internet management solutions to enable organizations to monitor employee access to websites, employee use of network bandwidth and employee software application use at the desktop, without restricting the employees' access to web sites, as well as the ability of our employee Internet management solutions to capture information on Internet usage and store it on our remote secured servers that we maintain, rather than requiring customers to load the applications onto their servers and maintain it themselves. We intend to continue to develop software and technology that will facilitate the integration of our products with the systems of our customers and Internet infrastructure providers. We believe that this will enable us to offer our products to a broader customer base than our competitors.

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

SALES, MARKETING AND DISTRIBUTION

         We sell our products and services through direct channels and through indirect channels comprising a network of more than 15 value-added resellers. Our channel sales efforts are coordinated worldwide through a sales team of 4 individuals. We derive substantially all of our employee Internet management revenue from licensing fees that we receive upon the sale of our Stellar Internet Monitoring solutions. Our customers generally enter into licensing agreements with us that are typically 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their license at the time the license is activated. Payment is due generally within 30 days of the invoice for the full term of the license. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet.

         Our marketing strategy is to raise awareness of the potential risks associated with unmanaged employee use of corporate computing resources, generate qualified sales leads for our channel partners and increase recognition of Stellar Internet Monitoring(TM), Stellar E-mail Shuttle(TM) and Stellar Internet GEM as employee Internet management solutions. Our marketing efforts are targeted toward business executives, including information technology professionals, chief executives, upper-level management and human resource personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media in an effort to promote greater awareness for the growing problems caused by employee misuse of the Internet and other computing resources at work. We also provide potential customers and channel partners with free trials of our employee Internet management solutions, typically for 30-day periods. Our additional marketing initiatives include:

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

         o using our website to communicate with our indirect sales channels, and provide product and company information to interested parties; and

         o providing and distributing soft- and hard- copy materials on our company, products, solutions, technologies, partnerships and benefits.

         Our strategic vision is to build long-term partnerships with our customers that help our customers maximize the success of their businesses. In furtherance of this, we have designed and implemented the Stellar Partner Channel Program to allow our reseller and partner channel to be our primary source of sales of our Internet management solutions to our customers. The purpose of this program is to reward our service partners for both the initial sale of our Internet management solutions to a customer and the monthly recurring revenue streams generated by such customer's continued use of our Internet management solutions. We believe that this provides a valuable incentive to our reseller partners to market our products and services to their customer base.

         Our service provider network is comprised of managed security, network and human resource companies that work with us towards delivering quality, online service solutions to our customers. Our reseller partner network consists of resellers worldwide that resell our Stellar Internet GEM, Stellar Internet Monitoring,(TM) and Stellar E-mail Shuttle(TM) solutions to their customer base. We also provide our reseller partners with numerous benefits designed to incentivize them to present our Internet management and E-mail migration solutions to their customer base, including:

         o discounted in-house use of our employee Internet management solutions and free technical support for in-house use of our employee Internet management solutions;

         o sales and marketing support, including sales tools such as white papers, Internet usage audit reports, Internet abuse fact sheets, brochures and other materials designed to assist them in selling our employee Internet management solutions;

         o a web-based reseller tutorial designed to help our resellers in understanding the benefits of our employee Internet management solutions;

         o access to our regional partner managers to assist our resellers in qualifying leads, sales calls, conference calls, volume pricing and other support in presenting our employee Internet management solutions to potential customers; and

         o access to marketing opportunities in advertising, trade shows and similar media where our employee Internet management solutions can provide visibility for our partners.

CUSTOMERS

         We have more than 400 customers ranging in size from organizations with as few as 100 employees to global 1000 companies, and include government agencies and educational institutions. As of June 30, 2005, these customers had subscribed to a total of approximately 4,000,000 seats. For the year ended June 30, 2005, none of our customers accounted for more than ten percent (10%) of our total revenues.

         Some of our key customers include the following:

         o        Char-Broil - W.C. Bradley Holding Company;

         o        Central DePage Healthcare;

         o        Comtech Telecommunications Corp.;

         o        Cook County Government, Chicago, Illinois;

         o        Shutts & Bowne, LLP;

         o        Coconut Grove Bank;

         o        Bank of America;

         o        Public Supermarkets; and

         o        Iowa State Penitentiary

CUSTOMER SERVICE, TRAINING AND SUPPORT

         We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, e-mail and over the web, and our training services group delivers education, training and pre-sales support to our customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders. In addition, our customer service team proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

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

         We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now or may in the future develop and/or bundle EIM or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers, and web management service providers. We may face new competition from companies offering quality of service solutions, such a Packeteer; companies with a direct presence on computer desktops, such as Microsoft; and companies offering desktop management solutions, such as Altiris.


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

         o the capacity of an industry participant to integrate with key network providers;

         o the quality of customer support provided by the industry participant; and

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

RESEARCH AND DEVELOPMENT

         We have invested significant time and resources in creating a structured process for undertaking product and database development projects. Members of our research and development department are involved with database production, software development, validation and testing, documentation and research. They work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses totaled $193,853 for the year ended June 30, 2005 and $55,507 for the six months ended June 30, 2004.

EMPLOYEES

         As of October 14, 2005, we had 14 employees. Of this number, 13 were full-time employees and 1 was a part-time employee. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

REGULATORY AND LEGISLATIVE ISSUES

         As use of the Internet has become more prevalent and various negative issue associated with the Internet have received increasing amounts of publicity, there has been a correspondingly greater amount of governmental attention directed to the Internet in the United States Congress and elsewhere. While various pieces of legislation regulating different aspects of the Internet and Internet-related activity have been proposed, to date there has been no legislation enacted that places any direct and substantial regulatory burden on us. Nonetheless, we anticipate further attempts to regulate internet-related activity in the future, some of which may impose substantial burdens on our ability to do business.

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

                       RISKS ASSOCIATED WITH OUR BUSINESS

BASED ON OUR RECURRING LOSSES FROM OPERATIONS, OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN THEIR OPINION AS TO THE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations through June 2005 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue, have experienced substantial losses, including approximately $6 million during the year ended June 30, 2005, and we currently have negative working capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2005 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT FOR US TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

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

         We have experienced net losses in each fiscal quarter since our inception and as of June 30, 2005, we had an accumulated deficit of approximately $12.5 million. We incurred net losses to common shareholders of approximately $6 million during the year ended June 30, 2005, and approximately $3.3 million during the six months ended June 30, 2004. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

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

         Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. With the exception of our President, Donald R. Innis, we do not have an employment agreement with any of our officers, management or other key personnel and, therefore, they may terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

                         RISKS ASSOCIATED WITH OUR STOCK

NEW INVESTORS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION IN THE TANGIBLE NET BOOK VALUE OF THEIR SHARES.

         As of the date of this report, the market price of our common stock significantly exceeds the net tangible book value of our common stock. The book value of one share of our common as of June 30, 2005 was $.05. As a result, investors purchasing common stock in the market will incur substantial dilution. In addition, we have issued warrants and options to acquire shares of common stock at prices significantly below the current market price of our common stock, the exercise of which will likely result in additional dilution when and if they are exercised.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of shares of our common stock in the market, or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 26,479,136 shares of common stock outstanding, of which 19,947,027 shares are "restricted securities," as that term is defined in Rule 144 of the Securities Act. We are in the process of registering the public resale of 8,998,715 of these restricted shares which will be freely tradable without restriction or further registration under the Securities Act, unless such shares are purchased by our affiliates. Accordingly, we expect that 15,530,824 of our outstanding shares of common stock will either be freely tradable without restriction or subject to an effective registration statement. The remaining 10,948,312 shares of common stock continue to be restricted securities, all of which are currently eligible for sale under Rule 144 of the Securities Act. We are also in the process of registering the public resale of up to 4,296,751 additional shares of common stock underlying various warrants and a convertible promissory note. None of our directors, executive officers or other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

WE INTEND TO ATTEMPT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

         We intend to attempt to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. In addition, certain of our outstanding warrants and our $1.6 million principal amount convertible note contain provisions that provide for a downward adjustment in the exercise or conversion, as applicable, in the event that we issue shares of our common stock or securities convertible or exercisable into shares of our common stock at a price less than the exercise or conversion price in effect at the time of the issuance of such securities which could result in additional dilution to our stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters and principal offices are located at 7935 Airport Pulling Road, Naples, Florida 34109, where we lease approximately 5,500 square feet of space for a monthly rent payment of approximately $11,500. This lease expires in December 2008, however, we have two one year options to renew this lease. We lease additional office space at Airport Road #3, Naples, Florida 34109, where we lease approximately 1,900 square feet of space for a monthly rent payment of approximately $2,600. This lease expires in December 2006. We no longer occupy any of this space and are currently subletting this space for a monthly rent payment of approximately $2,600. We believe that our office space is adequate to support our current operations and that adequate additional space is available to support our operations over the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

         Fiscal Year Ended June 30, 2005                   High           Low
         -------------------------------                   ----          -----

         Quarter ended June 30, 2005                       $1.10         $0.47
         Quarter ended March 31, 2005                       2.25         $0.99
         Quarter ended December 31, 2004                    2.90          2.19
         Quarter ended September 30, 2004                   3.60          2.45

         Fiscal Year Ended June 30, 2004                   High           Low
         -------------------------------                   ----          -----

         Quarter ended June 30, 2004                       $4.00         $2.65
         Quarter ended March 31, 2004                       6.00          1.12
         Quarter ended December 31, 2003                    1.60          1.00
         Quarter ended September 30, 2003                   4.80          0.88


         The last price of the Company's common stock as reported on the OTC Bulletin Board on October 26, 2005, was $.49 per share.

HOLDERS
         As of October 14, 2004, the number of stockholders of record of our common stock was seventy (70). Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with our special meeting of shareholders on March 11, 2004, we believe that there are approximately 1,600 beneficial owners of our common stock.

DIVIDENDS

         We have not paid any cash dividends on our common stock to date, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" on page 18 of this Annual Report on Form 10-KSB and elsewhere in this Annual Report on Form 10-KSB. The following should be read in conjunction with our annual and interim financial statements contained elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

         We provide employee Internet management products and services that enable businesses, government agencies, educational institutions and other organizations to monitor, report and manage how their employees use the Internet. The employee Internet management market involves the provision of traditional Internet access control and management services with added management and productivity-enhancing functionality. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by its employees by means of the Internet, and keeping control over information technology expenditures, while maintaining high employee productivity.

         Our Stellar Internet Monitoring(TM) solutions provide managers with the ability to implement Internet access policies for different users and groups within their organizations. We believe that Stellar Internet GEM, our next-generation technology, is more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used by providing them with detailed reports describing which web sites are being visited, what instant messages are being sent and received, which employees were involved, and what time the actions took place. Our suite of solutions also assist organizations by protecting confidential data from being transported out of the organization via e-mail or instant messaging; archiving Internet activity for both regulatory compliance and legal liability issues; improving employee productivity; reducing the use of expensive data processing bandwidth for Internet activities; and providing audit and investigatory capabilities for Internet activities.

         Our E-Mail Shuttle solutions are state-of-the-art software products that provide immediate and automatic migration and synchronization of data from any e-mail system to any other e-mail system. They enable businesses to migrate and synchronize inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups on e-mail systems such as Microsoft Exchange, Lotus Domino, Lotus cc:Mail, Novell GroupWise, Netscape's Messaging Server and OpenWave's InterMail. Through our e-mail migration solutions, we provide migration to and from each of these systems and develop processes and products that enable easy migration from proprietary e-mail and calendaring systems. Our e-mail migration solutions' modular design includes extractor and loader components that allow migration from multiple systems at any one time from a single management console.

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

         Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. Our deferred revenue excludes all items relating to consulting services. Deferred revenue was $398,378 and $164,768 at June 30, 2005 and June 30, 2004, respectively. We believe that $323,476 of the deferred revenue at June 30, 2005 will be recognized as revenue in the next 12 months and that continued growth in deferred revenue is indicative of future growth in revenue.

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

         We believe that our near-term success will depend particularly on our ability to increase customer adoption of our employee Internet management products, our ability to successfully integrate our e-mail migration technologies and products with our employee Internet management products and technologies, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, expanding our reseller channel, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

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

Revenue Recognition
-------------------

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

         On July 14, 2004, we completed the acquisition of CompuSven, Inc. for a purchase price of $1,390,985. The purchase price consisted of a cash payment in the amount of $869,379 and the issuance of 43,353 shares of our common stock. The shares were valued at $150,000 based on the last sales price of our common stock on the date immediately preceding the closing. As a result, our results of operations for the year ended June 30, 2005 reflect the combined results of operations of both us and CompuSven, while the periods prior to June 30, 2004 reflect only our results of operations. In order to present the reader with a more meaningful comparison between the periods discussed below, we have, where possible, quantified the material changes in our results of operations that are attributable to the acquisition of CompuSven.

OVERVIEW OF THE FISCAL YEAR ENDED JUNE 30, 2005

         We generated $882,805 of revenue during the year ended June 30, 2005 representing a substantial improvement over the corresponding period ended June 30, 2004. Our growth in revenue during the year ended June 30, 2005 was driven by a number of factors, including increased customer adoption of our employee Internet management solutions, revenues from the e-mail migration solutions we obtained from our acquisition of CompuSven, and growth in our targeted customer groups. We recorded net loss of $6,026,649 during the year ended June 30, 2005, representing a substantial increase over the corresponding period in 2004. A material amount of the increase was due to a one-time charge of $1,788,839 for interest expense that consisted primarily of non-cash charges resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004, and the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. The balance of the increase was due to increases in labor costs and expense reimbursements, general and administrative expenses associated with our acquisition of CompuSven, and costs associated with becoming a public company.

COMPARISON OF THE YEAR ENDED JUNE 30, 2005 TO THE TWELVE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

         Prior to the Merger, Stellar Venture Partners had a fiscal year end of December 31, while the Company had and continues to maintain a fiscal year end of June 30. As a result, Stellar Venture Partners has changed its fiscal year end to June 30 in order to match that of the Company. Accordingly, the audited financial statements of the Company for the past two fiscal years appearing elsewhere herein relate to the twelve-month period ended June 30, 2005, the six-month period ended June 30, 2004 and the two calendar years ended December 31, 2004. Management's Discussion and Analysis will compare the operating results for the fiscal year ended June 30, 2005 to the comparative twelve-month period ended June 30, 2004. For comparison purposes, a condensed consolidated statement of operations for the twelve months ended June 30, 2004 and a condensed consolidated statement of cash flows for the twelve months ended June 30, 2004 are included in Note 16 to our audited financial statements contained elsewhere in this report.

Revenues
--------

         Revenue consists of licensing fees that we receive upon the sale of our Internet management and E-mail migration solutions. Revenues increased $675,013 to $882,805 for the year ended June 30, 2005 from $207,792 for twelve-month period ended June 30, 2004. The increase was primarily a result of the addition of $638,587 in sales attributable to our acquisition of CompuSven and a $36,426 increase in licensing revenues received from our employee Internet management solutions. We expect growth in revenues for future periods to exceed growth in revenues for past periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers and continue the roll out of our Stellar Internet GEM solution. We also expect CompuSven to continue to generate incremental revenue for us.

Operating Expenses
------------------

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general and administrative, professional fees, and research and development expenses.

         General and Administrative and Related Expenses. General, administrative and related expenses consist of salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees, management fees paid to related parties, costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative and related expenses increased $1,297,182 to $2,740,864 for the year ended June 30, 2005 from $1,443,682 for the twelve-month period ended June 30, 2004. The increase resulted primarily from an increase of $368,054 in general and administrative fees related to travel, increased personnel, and the overall growth of our business, an increase of $923,150 of expenses associated with program development which consists of fees to developers, including third party consultants, and related costs, an increase of $80,128 for additional office space and related lease termination fees and $72,513 in share-based compensation to a former employee.

         We expect general, administrative and related fee expenses to increase in future periods as a result of increased costs associated with growth in our operations. Specifically, we expect that marketing expenses will increase as we continue to expand our marketing efforts and promote our SIM solutions and related e-mail migration, e-mail data and directory management software and related services. We also expect labor costs and expense reimbursements to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

         Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees increased $1,596,537 to $1,985,595 for the year ended June 30, 2005 from $389,058 for the twelve-month period ended June 30, 2004. The increase consisted solely of financial consulting fees including $1,420,133 of non cash charges associated with the issuance and modification of warrants issued to certain financial advisors.

         Research, Development and Product Support. Research and development expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing SIM solutions and product support. Research and development expenses increased $28,721 to $193,853 for the year ended June 30, 2005 from $165,132 for the twelve-month period ended June 30, 2004. The increase was primarily a result of increased costs associated with the development of new products and services, including Stellar Internet GEM, the enhancement of our existing SIM solutions, and increased product support associated with our growing customer base. We expect research and development expenses to increase in future periods as we pursue future product and service development, enhance our existing SIM solutions and e-mail migration, data and directory management solutions, enter into arrangements with additional technology partners, and our customer base continues to grow.

Other income (expense)
----------------------

         Other income (expense) consists of investor losses, interest and money market dividends, gains in trading securities and interest expense.

         Interest Expense. Interest expense increased $1,774,297 to $1,837,171 for the year ended June 30, 2005 from $62,874 for the twelve-month period ended June 30, 2004. The increase consisted of $1,449,416 of interest expense from the amortization of the remaining debt discount associated with the warrants we issued with the $1.5 million convertible notes in June 2004, and $110,000 from the amortization of the remaining loan fees that we paid to broker/dealers in connection with the note offering. In July 2004, we expensed all remaining debt discounts and beneficial conversion discounts we incurred in connection with the $1.5 million convertible note offering as the notes were converted into common stock upon the effective date of the registration statement covering the public resale of the common stock underlying the notes. In addition, we amortized $179,904 of debt discount associated with the common stock and warrants issued with the $1.6 million convertible note in April 2005 and $49,519 of loan fees associated with the offering.

         Gains in Trading Securities. Gains in trading securities consists of gains on the sale of securities held for investment. We did not realize any gains in trading securities during the year ended June 30, 2005. We realized $138,391 of gains for the twelve-month period ended June 30, 2004. We have not made and do not expect to make any additional material investments in investment securities in the future, as we intend to focus our operations exclusively in the EIM and related e-mail migration, data and directory management markets. For this reason, we do not expect to realize any material gains in trading securities in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt.

         Net cash used in operating activities was $2,646,418 for the year ended June 30, 2005 compared to $1,186,034 for the twelve-month period ended June 30, 2004. The $1,460,384 increase in cash used in operating activities was due primarily to an increase in our net loss.

         Net cash used in investing activities during the year ended June 30, 2005 was $916,204 compared to $153,041 for the twelve-month period ended June 30, 2004. The $763,163 increase in cash used in investing activities was due primarily to the payment of $864,540 in cash in connection with our acquisition of CompuSven.

         Net cash provided by financing activities during the year ended June 30, 2005 was $1,549,963 compared to $4,352,435 for the twelve-month period ended June 30, 2004. The $2,802,472 decrease in cash flows from financing activities was due primarily to a decrease in net proceeds from sales of our preferred stock of $1,767,750, from sales of our common stock of $800,000, and receipt of a subscription receivable of $321,100.

         At June 30, 2005, we had working capital deficit of $378,306 as compared to $2,472,803 of working capital at June 30, 2004. The $2,851,109 decrease in working capital was due primarily to decreases in cash of $2,012,659 and to increases in deferred revenue of $158,700, in notes payable of $660,323, and in accounts payable and accrued expenses of $176,160. These amounts were partially offset by an increase in accounts receivable of $150,411.

         Our primary sources of financing over the past eighteen (18) months are set forth below.

         On June 8, 2004, we issued convertible promissory notes (the "Convertible Notes") and warrants to a small group of accredited investors for cash consideration of $1,500,000. The Convertible Notes were issued and sold together with the warrants to purchase an aggregate of 2,400,000 shares of our common stock. The principal amount of the Convertible Notes and all accrued interest due thereunder were converted into 601,155 shares of common stock at a conversion price of $2.50 per share. All of Series A Warrants and Series B Warrants are exercisable into one (1) share of our common stock at an exercise price of $1.00 per share. The exercise price of the Series A Warrants and Series B Warrants are subject to downward adjustment in the event that we issue shares of our common stock or securities convertible into shares of our common stock at a purchase or conversion price less than the purchase or conversion price in effect immediately prior to such issuance. Our Series A Warrants expired October 10, 2005 and our Series B Warrants expire June 7, 2009.

         On April 1, 2005, we entered into a Loan Agreement (the "Loan Agreement") with Trident Growth Fund, LP ("Trident"). Under the Loan Agreement we issued a $1,600,000 principal amount secured convertible promissory note (the "Trident Note") and a warrant (the "Warrant") to purchase 450,000 shares of our common stock to Trident.

         The Trident Note accrues interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is due the earlier of: (i) April 30, 2006; (ii) the closing date of our next public offering of our securities for our own account; or (iii) the date of any change of management control. The Trident Note is convertible in whole or in part at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share. The conversion price is subject to downward adjustment in the event that we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the conversion price in effect immediately prior to such issuance. The Trident Note contains a number of financial and negative covenants. As of the date of this report, we are not in compliance with any of the financial covenants which constitutes an event of default under the Trident Note. As a result, Trident has the right to accelerate repayment of all amounts owed under the Trident Note, interest accrues at the rate of up to 21% per annum, and we are required to issue shares of Common Stock to Trident equal to .1% of our outstanding shares each day until the default is cured.

         In connection with the issuance of the Trident Note, we issued a Warrant to Trident to purchase 450,000 shares of our common stock. The Warrant is immediately exercisable at an exercise price of $1.00 per share, subject to adjustment, contains standard and customary cashless exercise provisions, and terminates five years from the date of grant. The exercise price is subject to downward adjustment in the event we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the exercise price in effect immediately prior to such issuance.

         The foregoing constitutes our principal sources of financing during the past eighteen (18) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Other than the repayment of the Trident Note in the amount of $1,600,000, we do not expect to incur any material capital expenditures during the next twelve (12)months.

         As of the date of this report, we have cash resources of approximately $200,000. We believe that our current cash resources, expected recurring monthly revenue and revenue, from new customers, will not be sufficient to sustain our current operations for the next twelve (12) months. We are currently seeking to obtain additional financing through sales of equity securities in order to execute our business plan and finance possible acquisitions of technologies, assets, businesses or companies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations and any plans we may have to acquire such technologies, assets, businesses or companies.

OFF-BALANCE SHEET ARRANGEMENTS

         As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President ("President") and Chief Financial Officer ("CFO"). Based upon that evaluation, our President and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the year ended June 30, 2005, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

         There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following chart sets forth certain information about each director, executive officer and significant employee of the Company.

       Name                        Age                        Positions Held
       ----                        ---                        --------------
Richard A. Schmidt                 62         Chairman, Chief Executive Officer  and Treasurer

Donald R. Innis                    58         President

John E. Baker                      65         Chief Financial Officer and Secretary

         The following is a brief summary of the business experience of each of the above-named individuals:

         Richard A. Schmidt, age 62, has served as our Chairman, Chief Executive Officer, Treasurer and Secretary since January 2004. Mr. Schmidt was the founder and Manager of Stellar Venture Partners, LLC from it formation on March 13, 2000 until its merger with the Company in January 2004. Since May 1995, Mr. Schmidt has served as the President and Chairman of the Board of MAS Services, Inc., a holding company with investments in entities involved in the publishing industry. In his position as President of MAS Services, Inc., Mr. Schmidt is the author of and investment strategist for the "Stellar Stock Report," an investment advisory publication with over 13,000 paid subscribers, and is the author of and investment strategist for the stellarstockreport.com, an Internet financial website. Prior to founding MAS Services, Inc., Mr. Schmidt held the position of General Manager with several Fortune 500 companies, including Evans Products, Caterpillar Tractor Company and Echlin Manufacturing, where he specialized in start-ups, turnarounds, mergers and acquisitions and divestiture activities. Mr. Schmidt graduated from Bradley University in Peoria, Illinois in 1966 and has participated in advanced management curricula and executive enhancement programs at the business schools of Roosevelt University, Ohio State University and Harvard University.

         Donald R. Innis, age 58, has served as our President since February 2, 2004. Mr. Innis has over 25 years of senior management experience with many Information Technology solution companies and is recognized as an expert on encryption and data security. He served as the President of Control Break International Corporation ("Control Break"), a developer of data encryption software, from April 2003 to February 2004, during which time the company's revenues increased over 800% from the previous year. Beginning in 1987, Mr. Innis served as President of Inware Corporation, a developer of enterprise software that he founded. In 1998, Inware was acquired by Allen Systems Group ("ASG"), a provider of software to global Fortune 1000 companies, at which time he joined ASG and served as Senior Vice President of Worldwide Sales and Support until April 2003. During his time at ASG, the company's annual revenues grew from $5 million to more than $200 million. Between 1985 and 1987, Mr. Innis served as the Chief Executive Officer of Fisher International, a company he founded that was a pioneer in the electronic mail and PC access control and encryption industry. Mr. Innis began his career in technology as a computer system designer for General Motors Corporation after receiving a Bachelor of Science degree in mathematics with a minor in economics from Otterbein College.

         John E. Baker, age 65, has served as our Chief Financial Officer since January 31, 2005. Mr. Baker joined the Company in May 2004 as the Company's Controller. Mr. Baker is a certified public accountant with over thirty years of financial management experience in both the private and public sectors. During his career he has held financial management positions with Deloitte & Touche, City Investing Company, Rheem Manufacturing Company, The Home Insurance Company, John Blaire & Co. and Alleghany Beverage Corp. Mr. Baker has served as the Controller of the Company since May 10, 2004. From May 1997 until January 2004, Mr. Baker served as the President and Chief Operating Officer of Highlander Sports, Inc., a Huntsville, Alabama based sporting goods manufacturer of which he was also a principal stockholder. From January 2004 until joining the Company, Mr. Baker provided financial and accounting services to various organizations.

BOARD OF DIRECTORS

         Richard A. Schmidt has served as our sole director since January 2004 and will continue to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the Board. We do not currently have any committees of our board of directors.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors is currently comprised of one member who acts as our audit committee.

         Since our inception, we have conducted limited operations, have had a limited number of employees, and generated limited revenues. In light of the foregoing, and our limited financial resources, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as the term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

DIRECTORS COMPENSATION

         Members of our board of directors receive no compensation for serving on our board of directors, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.


SHAREHOLDER COMMUNICATIONS

         We have not implemented any formal procedures for shareholder communication with our Board of Directors, including nominations for director. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our corporate secretary at Stellar Technologies, Inc., 7935 Airport Pulling Road, Suite No. 201, Naples, Florida 34109. In general, all shareholder communication, including nominations for director, delivered to the corporate secretary for forwarding to the Board will be forwarded in accordance with the shareholder's instructions. However, the corporate secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own greater than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in beneficial ownership of the Company's common stock. Such officers, directors and greater than ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent (10%) stockholders were satisfied in a timely fashion, except that Richard A. Schmidt and MAAS Services, Ltd. did not timely file Forms 4 reporting the sale of 1,000,000 shares of common stock on March 28, 2005.

CODE OF ETHICS

         We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is attached as
Exhibit 14.1 to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended June 30, 2005, 2004 and 2003:

                          SUMMARY COMPENSATION TABLE

                                                                  Securities
             Name And                     Fiscal                  Underlying
             Principal Position            Year       Salary ($)  Options (#)
             ------------------            ----       ----------  -----------
             Richard A. Schmidt(1)         2005       $240,000        ---
             Chairman and Chief            2004       $120,000        ---
             Executive Officer

             Donald R. Innis(2)
             President                     2005       $204,716        ---
                                           2004       $76,923       242,500

(1) Richard A. Schmidt began serving as our Chairman, Chief Executive Officer, Treasurer and Secretary on January 15, 2004. Mark A. Bush served as our President, Treasurer and Secretary from March 26, 2003 until January 15, 2004. Mr. Bush did not receive any compensation for such services.

(2) Donald R. Innis began serving as our President on February 2, 2004.


                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth the number of stock options/SARs held by the executive officers named in the Summary Compensation Table as of June 30, 2005 and the value of unexercised "in-the-money" options/SARs held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options/SARs during the fiscal year ended June 30, 2005.

                                                                Number of Securities                  Value of
                                                                Underlying Unexercised                Unexercised "In-
                           Shares                               Options at Fiscal                     The-Money"
                           Acquired on         Value            Year End                              Options/SARs at
           Name            Exercise (#)      Realized ($)       Exercisable/Unexercisable             Fiscal Year End (1)
           ----            ------------      ------------       -------------------------             -------------------
Richard A. Schmidt             -0-              $ -0-                   -0-                             ---

Donald R. Innis                -0-              $ -0-                242,500/0                          -0-

(1) The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on June 30, 2005 was $.51.

LONG-TERM INCENTIVE PLANS AND AWARDS IN LAST FISCAL YEAR

         We did not have any long-term incentive plans in effect during the fiscal year ended June 30, 2005, and thus, did not make any awards under any such plan to any of our named executive officers during such fiscal year.

EMPLOYMENT AGREEMENTS

         We have entered into a letter agreement with Donald R. Innis pursuant to which Mr. Innis was appointed our President effective February 1, 2004. The letter agreement provides for an annual base salary of $200,000 and, if employment is terminated involuntarily, severance in an amount equal to the amount of salary received by him during the three (3) most recently completed months of employment with us. Mr. Innis' annual salary was increased on April 10, 2005 to $220,000. The letter agreement also provided that we would grant Mr. Innis a stock option exercisable into that number of shares of our common stock equal to one percent (1%) of the number of shares of our common stock issued and outstanding on the date of grant. The letter agreement contains no specific term of employment and may be terminated by either us or Mr. Innis at any time with or without cause.

         On February 4, 2004, pursuant to the terms of the letter agreement, we issued Mr. Innis an option to purchase 242,500 shares of our common stock. The option was issued at an exercise price of $1.76, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vested in full on February 4, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of October 14, 2005, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC and our stock transfer records, may be deemed the beneficial owner of more than five percent (5%) of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group. The beneficial owners set forth below have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below.


                                                                        Amount and Nature
                                                                          of Beneficial             Percentage
Name and Address of Beneficial Owner                                      Ownership (1)            of Class (1)
------------------------------------                                      -------------            ------------
MAS Services, Inc.                                                         1,600,000                   6.0%
5633 Strand Boulevard
Suite 318
Naples, FL  34110

Richard A. Schmidt                                                         1,600,000 (2)               6.0%
7935 Airport Pulling Road
Suite 201
Naples, FL  34109

Donald R. Innis                                                               242,500 (3)                *
7935 Airport Pulling Road
Suite 201
Naples, FL  34109

John E. Baker                                                                 0(4)                       *
7935 Airport Pulling Road
Suite 201
Naples, FL  34109

Montex Exploration, Inc. (5)                                               1,848,850                   7.0%
43 Addison Road
London, United Kingdom W148JH

Trident Growth Fund, L.P. (6)                                              2,340,000                   8.13%
700 Gemini
Houston, Texas 77058

All Officers and Directors as a group (3 persons) (7)                      1,842,500                   6.90%

_____________
* Represents less than one percent of class.

(1) This table has been prepared based on 26,479,136 shares of our common stock outstanding as of October 26, 2005.

(2) Represents shares held of record by MAS Services, Inc., for which Mr. Schmidt has sole voting and investment power.

(3) Consists of shares issuable upon exercise of options.

(4) Does not include 100,000 shares issuable upon exercise of options which are subject to vesting.

(5) The power to vote and dispose of these shares is controlled by David Stevenson.

(6) Consists of 40,000 shares of common stock, 700,000 shares issuable upon exercise of warrants, and 1,600,000 shares issuable upon conversion of a convertible promissory note. The power to vote and dispose of these shares is controlled by Trident Management, LLC, the managing member of which is Scotty D. Cook.

(7) Consists of shares indirectly owned by Mr. Schmidt through MAS Services, Inc. and stock options to acquire up to 242,500 shares of common stock held by Mr. Innis, all of which are presently exercisable.

                                          EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                          Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                Number of securities                                      under equity
                                to be issued upon            Weighted-average             compensation plans
                                exercise of                  exercise price of            (excluding securities
                                outstanding warrants         outstanding options,         reflected in column
                                        and rights           warrants and rights          (a))
Plan Category                              (a)                        (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation
Plans approved by
security holders                            0                    Not applicable                     0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans not approved by
security holders                       1,327,500                      $1.39                         0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                  1,327,500                      $1.39                         0
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

         In addition, on February 4, 2004, we issued an aggregate of 485,000 options to various employees of the Company pursuant to individual stock option agreements between us and each employee. Each option has an exercise price of $1.76, has a term of ten (10) years and vests one year from the date of grant. On May 13, 2005, we issued Mr. Baker an option to purchase 100,000 shares of our common stock at an exercise price of $0.59, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant.

         On May 27, 2004, we issued warrants to purchase 300,000 shares of our common stock pursuant to a three year financial advisory services agreement. The warrants are currently exercisable at $1.00 per share, have a term of three (3) years, and became fully vested on January 1, 2005. The exercise price is subject to downward adjustment in the event we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the exercise price in effect immediately prior to such issuance.

         In connection with the issuance of the Trident Note, we issued warrants to consultants to purchase 200,000 shares of our common stock. The warrants are immediately exercisable at an exercise price of $1.00 per share, subject to adjustment, contain standard and customary cashless exercise provisions, and terminate five years from the date of grant. The exercise price is subject to downward adjustment in the event we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the exercise price in effect immediately prior to such issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 4, 2004, pursuant to the terms of the letter agreement, we issued Donald R. Innis, our President, an option to purchase 242,500 shares of our common stock. The option was issued at an exercise price of $1.76, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vested in full on February 4, 2005. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."

         On May 13, 2005, we issued John E. Baker, our Chief Financial Officer, an option to purchase 100,000 shares of our common stock. The option was issued at an exercise price of $0.59, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant.

         Pursuant to Securities Purchase Agreement dated March 28, 2005 by and between MAS Services, Inc. ("MAS Services") and Montex Exploration, Inc. ("Montex"), MAS Services sold 1,000,000 shares of common stock to Montex in a private transaction for a total purchase price of $1,000,000. In connection with the sale, we agreed to register the public sale of the shares of common stock purchased by Montex by including such shares in any registration statement we file with the Securities and Exchange Commission. Our Chairman and Chief Executive Officer, Richard A. Schmidt, is the President and Chairman of the Board of MAS Services.

         Pursuant to Securities Purchase Agreement dated May 27, 2005 by and between MAS Services and Moonlight Investments Limited Exploration, Inc. ("Moonlight"), MAS Services sold 1,000,000 shares of common stock to Moonlight in a private transaction for a total purchase price of $1,000,000. In connection with the sale, we agreed to register the public sale of the shares of common stock purchased by Moonlight by including such shares in any registration statement we file with the Securities and Exchange Commission.

         On April 5, 2005, we entered into a Consultant Agreement with Trident Advisors, Inc. ("Trident Advisors"), an affiliate of Trident Growth Fund, LP., the beneficial owner of 2,340,000 shares of our common stock. The initial term of the Consultant Agreement is six months after which either party may terminate upon written notice. Under the Consultant Agreement, Trident Advisors will provide services consisting of identifying possible business combinations or investors. The Consultant Agreement provides for a nonrefundable retainer fee of $60,000 and in the event we enter into a transaction with a person introduced to us by Trident Advisors, the payment of an additional fee between 6-8% of the proceeds of the transaction.

ITEM 13. EXHIBITS

         The following exhibits are filed as part of this report:


    Exhibit No.                                                 Exhibit
    -----------                                                 -------

        3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-54292, filed with the SEC on January 25, 2001 (the "Registration Statement")

        3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

        3.3 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002)

        3.4 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003)

        3.5 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

        3.6 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

        4.1          Specimen Stock Certificate (incorporated by reference to
                     Exhibit 4.1 to the Registration Statement)

       10.1 Securities Purchase Agreement, dated January 12, 2004, by and between the Company and RAM Trading, Ltd. (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

       10.2 Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

       10.3 Restated Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

       10.4 Form of Warrant issued in connection with Offering of Series A Convertible Preferred Stock and Warrants to Acquire Shares of Common Stock (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

       10.5 Letter Agreement, dated January 8, 2004, by and between the Company and Donald R. Innis (incorporated by reference to
                     Exhibit 10.21 to the Company's Amendment No. 1 to Registration Statement Report on Form SB-2 filed with the Commission on July 6, 2004)

       10.6 Form of Securities Purchase Agreement relating to the sale of $1.5 million principal amount convertible notes and 2,400,000 warrants (incorporated by reference to Exhibit
                     10.22 to the Company's Registration Statement Report on Form SB-2 filed with the Commission on June 9, 2004)

       10.7 Form of Series A Warrant to purchase 1,200,000 shares of common stock (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement Report on Form SB-2 filed with the Commission on June 9, 2004)

       10.8 Form of Series B Warrant to purchase 1,200,000 shares of common stock (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement Report on Form SB-2 filed with the Commission on June 9, 2004)


       10.9 Loan Agreement dated April 1, 2005 by and between the Company and Trident Growth Fund, LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 2005)

       10.10 Warrant dated April 1, 2005 to Purchase Shares of Common Stock issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 2005)

       10.11 Form of Security Agreement dated April 1, 2005 by and between Trident Growth Fund, LP and each of the Company and its operating subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 2005)

       10.12 Form of Guaranty dated April 1, 2005 by and between Trident Growth Fund, LP and each of the Company's operating subsidiaries. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 2005)

       10.13 12% Secured Convertible Note dated April 1, 2005 in the Principal Amount of $1,600,000 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 2005)

       10.14 Form of First Amendment to Series A Warrants to purchase 1,200,000 shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004)

       10.15 Form of First Amendment to Warrant issued in connection with offering of Series A Convertible Preferred Stock and Warrants to acquire shares of Common Stock (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form SB-2, SEC File No. 333-126453, filed with the Commission on July 7, 2005)

       10.16 Form of First Amendment to Warrant dated June 8, 2004 to purchase shares of Common Stock issued to FEQ Investments, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form SB-2, SEC File No. 333-126453, filed with the Commission on July 7, 2005)

      14.1**         Code of Ethics

       21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004)

      31.1** Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      31.2** Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

      32.1** Certification of President of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2** Certification of Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002


**  filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal year ended June 30, 2005 and for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for the fiscal year ended June 30, 2004 and fees billed for other services rendered by L J Soldinger Associates, LLC and Malone & Bailey, PC during such years.

                                   June 30, 2005             June 30, 2004
                                   -------------             -------------
Audit Fees:                            $60,480                    $132,000

Audit-Related Fees:                    $ 8,400                    $133,000

Tax Fees:                              $    --                      $5,000

All Other Fees:                        $    --                    $     --
                                  --------------         -----------------

Total:                                 $68,880                    $270,000
                                  ==============         =================

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

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

         Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets either telephonically, or in person, with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal year ended June 30, 2004, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                           STELLAR TECHNOLOGIES, INC.





                                TABLE OF CONTENTS





Item 1. Financial Statements as of and for the Year Ended June 30, 2005 and for the Six Month Period Ended June 30, 2004

                Report of Independent Registered Public Accounting Firm      F-2


                Report of Independent Registered Public Accounting Firm      F-3


                Consolidated Balance Sheet                                   F-4


                Consolidated Statements of Operations                        F-5


                Consolidated Statement of Stockholders' Equity               F-6


                Consolidated Statements of Cash Flows                        F-8


                Notes to  Consolidated Financial Statements                  F-9





          Financial Statements as of and for the Year Ended
          December 31, 2003 and 2002

                Report of Independent Registered Public Accounting Firm     F-24

                Consolidated Balance Sheets                                 F-25


                Consolidated Statements of Operations                       F-26


                Consolidated Statement of Stockholders' Equity              F-27


                Consolidated Statements of Cash Flows                       F-28


                Notes to Financial Statements                               F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
  Stellar Technologies, Inc.
  Naples, Florida

We have audited the accompanying consolidated balance sheet of Stellar Technologies, Inc. and subsidiaries ("Stellar") as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Stellar's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellar as of June 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Stellar will continue as a going concern. As shown in the financial statements, Stellar has suffered recurring losses from operations and has negative working capital at June 30, 2005. These factors and others raise substantial doubt about Stellar's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 3 to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Stellar cannot continue in existence.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
October 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
  Stellar Technologies, Inc.
  Naples, Florida

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Stellar Technologies, Inc. and subsidiaries for the six months ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, changes in stockholders' equity and cash flows of Stellar Technologies, Inc. and subsidiaries for the six months ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
October 13, 2004

                                                        PART I
                                                FINANCIAL INFORMATION


                                              STELLAR TECHNOLOGIES, INC.
                                              Consolidated Balance Sheet


                                                                                                          June 30,
                                                                                                           2005
                                                                                                        ------------
                                                        ASSETS
                                                        ------
Current assets
   Cash                                                                                                 $  1,024,023
   Accounts receivable, net of allowance for doubtful accounts of $31,750                                    275,387
   Deposits                                                                                                   49,500
   Debt issuance costs, net                                                                                   93,555
   Prepaid expenses and other assets                                                                          18,646
                                                                                                        ------------
Total current assets                                                                                       1,461,111

Property and equipment, net                                                                                  326,881
Cost based investment                                                                                        400,000
Goodwill                                                                                                     863,907
Intangible assets                                                                                            176,515
Other assets                                                                                                  12,320
                                                                                                        ------------
   Total assets                                                                                         $  3,240,734
                                                                                                        ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
Current liabilities
    Accounts payable and accrued expenses                                                               $    451,001
    Current portion of obligations under capital leases                                                        4,652
    Convertible note payable, net of unamortized discount of $539,712                                      1,060,288
    Deferred revenues                                                                                        323,476
                                                                                                        ------------
Total current liabilities                                                                                  1,839,417
    Deferred revenues                                                                                         74,902
    Obligations under capital leases, net of current portion                                                   1,951
                                                                                                        ------------
Total liabilities                                                                                          1,916,270

Commitments and contingencies                                                                                      -

Stockholders' equity
   Preferred stock, no par value; 10,000,000 shares authorized;
     zero shares issued and outstanding                                                                            -
   Common stock, $0.001 per share par value; 100,000,000 shares authorized;
     26,479,136 shares issued, and outstanding                                                                26,480
Additional paid-in capital                                                                                13,872,157
Accumulated deficit                                                                                      (12,574,173)
                                                                                                        ------------
Total stockholders' equity                                                                                 1,324,464
                                                                                                        ------------
     Total liabilities and stockholders' equity                                                         $  3,240,734
                                                                                                        ============



                   The accompanying notes are an integral part of these consolidated financial statements

                           STELLAR TECHNOLOGIES, INC.
                      Consolidated Statements of Operations



                                                      Year          Six Months
                                                     Ended              Ended
                                                  June 30, 2005    June 30, 2004
                                                  ------------     -------------

Revenues                                          $    882,805     $    109,374
                                                  ------------     ------------

Expenses
    Depreciation and amortization expense              164,401           23,275
    General and administrative                       2,740,864          951,969
    Professional fees                                1,985,595          384,523
    Research, development and product
     support                                           193,853           55,507
    Loan impairment                                       --            354,949
                                                  ------------     ------------

              Total expenses                         5,084,713        1,770,223

                                                  ------------     ------------

Loss from operations                                (4,201,908)      (1,660,849)
                                                  ------------     ------------

Other income (expense)

    Interest income                                     12,430            4,341
    Gains in trading securities                           --            138,393
    Interest expense                                (1,837,171)         (62,874)
                                                  ------------     ------------

Total other income (expense)                        (1,824,741)          79,860
                                                  ------------     ------------

Net loss                                            (6,026,649)      (1,580,989)

Preferred stock dividend                                  --          1,767,750
                                                  ------------     ------------

Net loss to common stockholders                   $ (6,026,649)    $ (3,348,739)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.23)    $      (0.14)
                                                  ============     ============
Basic and diluted weighted average common
shares outstanding                                  26,392,136       24,493,028
                                                  ============     ============



                   The accompanying notes are an integral part of these consolidated financial statements

                                                     STELLAR TECHNOLOGIES, INC.
                                     Consolidated Statement of Changes in Stockholders' Equity






                                             Common Stock       Additional
                                         --------------------    Paid-in        Deferred    Subscription   Accumulated
                                           Shares      Amount     Capital     Compensation   Receivable      Deficit       Total
                                         -----------------------------------------------------------------------------------------
Balance at December 31, 2003             18,000,001   $     -   $ 4,246,069   $          -  $     (1,100)  $(3,198,785) $1,046,184

Paid subscription receivable                      -         -             -              -         1,100             -       1,100

February 2004 private placement
    of Series A Preferred automatically
    converted and warrants,
    net of offering costs paid            1,178,500         -     1,764,001              -             -             -   1,764,001

Preferred dividend from
    beneficial conversion feature
    of preferred stock issuance                   -         -     1,767,750              -             -             -   1,767,750

Gain on sale of treasury stock                    -         -        59,163              -             -             -      59,163

Net assets and liabilities
    acquired in merger with
    International Travel CD's, Inc.       6,250,022         -       573,706              -      (320,000)            -     253,706


Collection of subscription receivable             -         -             -              -       320,000             -     320,000


Amendment to articles of
   incorporation                                  -    25,429       (25,429)             -             -             -           -

Additional shares issued for
   waiver of dissenters rights              331,035       331          (331)             -             -             -           -

 Debt discount in connection
   with warrants to acquire
   2,400,000 shares issued in
   Convertible note offering in
   June 2004                                      -         -     1,057,500              -             -             -   1,057,500

Warrants to acquire 300,000
   shares issued in June 2004 for
   advisory services                              -         -       746,070       (746,070)            -             -           -

 Amortization of warrants issued
   for advisory services                          -         -             -         20,724             -             -      20,724

Net loss                                          -         -             -              -             -    (3,348,739) (3,348,739)
                                         ----------   -------   -----------   ------------  ------------   -----------  ----------
Balance at June 30, 2004                 25,759,558   $25,760   $10,188,499   $   (725,346) $          -   $(6,547,524) $2,941,389
                                         ==========   =======   ===========   ============  ============   ===========  ==========


                   The accompanying notes are an integral part of these consolidated financial statements

                                                  STELLAR TECHNOLOGIES, INC.
                                   Consolidated Statement of Changes in Stockholders' Equity
                                                          (Continued)



                                      Common Stock         Paid-in       Deferred    Subscription    Accumulated
                                    Shares      Amount     Capital     Compensation   Receivable      Deficit         Total
                                  ----------   -------   -----------   ------------  ------------   ------------   -----------
Balance at June 30, 2004          25,759,558   $25,760   $10,188,499   $  (725,346)  $         --   $ (6,547,524)  $ 2,941,389

Shares issued for CompuSven
  acquisition                         43,353        43       149,957            --             --             --       150,000

Exercised warrants                    35,070        35        29,965            --             --             --        30,000

Debt discount on $1.5 million
  convertible notes                       --        --       442,500            --             --             --       442,500

Conversion of $1.5 million
  convertible notes                  601,155       602     1,502,286            --             --             --     1,502,888

Debt discount in connection with
  beneficial conversion feature
  and shares and warrants issued
  on $1.6 million convertible note    40,000        40       719,576            --             --             --       719,616

Modification of options and warrants      --        --       767,300            --             --             --       767,300

Warrants issued in connection
  with $1.6 million convertible note      --        --        72,074            --             --             --        72,074
  for debt issuance costs

Amortization of warrants issued
  for advisory services                   --        --            --       725,346             --             --       725,346

Net loss                                  --        --            --            --             --     (6,026,649)   (6,026,649)
                                  ----------   -------   -----------   ------------  ------------   ------------   -----------
Balance at June 30, 2005          26,479,136   $26,480   $13,872,157   $        --   $         --   $(12,574,173)  $ 1,324,464
                                  ==========   =======   ===========   ============  ============   ============   ===========






                   The accompanying notes are an integral part of these consolidated financial statements

                                   STELLAR TECHNOLOGIES, INC.
                              Consolidated Statements of Cash Flows

                                                                      Year
                                                                     Ended     Six months Ended
                                                                 June 30, 2005   June 30, 2004
                                                                  ------------   ------------
Cash flows from operation activities
     Net loss                                                     $(6,026,649)   $(1,580,989)
     Adjustments to reconcile net income (loss) to net cash
          Provided by (used in) operating activities
               Depreciation and amortization                          164,401         23,275
               Amortization of deferred advisory services             725,346         20,724
               Amortization of debt discounts                       1,629,320         50,584
               Amortization of debt issuance costs                    159,519         10,000
               Share based compensation                               767,300             --
               Loan impairment                                             --        354,949
               Bad debts                                               27,000          3,000
               Gain on sale of property and equipment                  (2,966)            --
               Gain on trading securities                                  --       (138,391)
               Proceeds from sales of trading securities                   --        294,530
               Changes in assets and liabilities
                    Increase in accounts receivable                   (81,388)      (125,088)
                    Decrease (increase) in other current assets       (94,830)        32,074
                    Increase in other assets                          (12,320)            --
                    Increase in accounts payable                       36,374        126,430
                    Increase in deferred revenues                      62,475         87,048
                                                                  -----------    -----------
Net cash used in operating activities                              (2,646,418)      (841,854)

Cash flows provided by (used in) investing activities
    Purchase of property and equipment                                (64,164)       (25,659)
    Proceeds from sale of property and equipment                       12,500             --
    Checks issued in excess of funds acquired under
      merger with International Travel CD                                  --       (109,086)
     Acquisition of CompuSven, net of cash acquired                  (864,540)            --
                                                                  -----------    -----------
Net cash used in investing activities                                (916,204)      (134,745)

Cash flows from financing activities
    Advances                                                               --        (22,000)
    Principal payments on capital
        leases and short-term obligations                             (64,037)        (1,866)
    Offering costs paid                                                    --       (123,749)
    Proceeds from sale of treasury stock                                   --         88,163
    Gain on sale of treasury stock                                         --         59,163
    Proceeds from sales of preferred stock and warrants                    --      1,767,750
    Proceeds from sales of common stock                                30,000             --
    Collection of subscription receivable                                  --        321,100
    Proceeds from sale of convertible notes                         1,584,000      1,500,000
                                                                  -----------    -----------
Net cash provided by financing activities                           1,549,963      3,588,561

Net increase (decrease) in cash                                    (2,012,659)     2,611,962
Cash and cash equivalents, beginning of period                      3,036,682        424,720
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $ 1,024,023    $ 3,036,682
                                                                  ===========    ===========
Supplemental disclosure of cash flow information:
   Interest                                                       $    31,562    $       395
   Income taxes                                                            --             --
Non-cash Investing and Financing Activities:
   Discount on convertible notes                                    1,162,116      1,057,500
   Conversion of convertible notes                                  1,502,888             --
   Acquisition of note receivable                                          --        350,000




                   The accompanying notes are an integral part of these consolidated financial statements

                           STELLAR TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations
--------------------

Stellar Technologies, Inc. and subsidiaries (collectively, the "Company") provide employee Internet management ("EIM") products and services that enable businesses to monitor, report, and manage how their employees use the Internet. The Company's products and services give managers the ability to implement Internet access policies for different users and groups within their businesses, and support their efforts to improve employee productivity, conserve network bandwidth, and mitigate potential legal liability.

The Company is also engaged in the development and selling of "E-Mail Shuttle," a migration software specifically designed to migrate, upgrade and provide coexistence and synchronization of data for its customers' e-mail data. The Company also provides product support and maintenance for its software and consulting services for the installation of its products.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The Company was previously in the development stage. The year ended June 30, 2005 is the first year during which the Company is considered an operating company and is no longer in the development stage.

Principles of Consolidation and Ownership Interest in Investees
---------------------------------------------------------------

The accompanying financial statements have been presented on the consolidated basis and include all the accounts of SBB, SIM, KW and CompuSven, Inc.
(See Note 4).

In July 2001, the Company purchased a 10% interest in Synergy Networks, Inc. ("SNI") for $400,000 in cash which is accounted for under the cost method.

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

Reclassifications
-----------------

Some amounts from the previous year have been reclassified to conform to the fiscal 2005 presentation of financial statements. These reclassifications do not affect earnings.

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

It is not practicable to estimate the fair value of the Company's 10% investment in the common stock of Synergy Networks, Inc., which provides business internet and data communications, web design, web hosting and E-commerce services to companies throughout the state of Florida, because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amount of $400,000 at June 30, 2005 was not impaired.

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

Debt Issuance Costs
-------------------

Costs associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangements using the straight-line method.



Goodwill and Acquired Intangibles
---------------------------------

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment. The Company has elected to perform its annual goodwill impairment test as of June 30, 2005. Other intangibles are amortized over their useful life on a straight-line basis.

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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating the effects of this Statement's provisions on its financial position and results of operations.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Revenue Recognition
-------------------

Revenue from the sale of migration software is recognized at the time the software is released to the customer, revenue for consulting services is recognized as the service is performed, and revenue for product support or maintenance is recognized ratably over the life of the support or maintenance agreement. Accounts receivable represent the balances due from customers for products released and consulting services performed as well as the full value of any support or maintenance agreements. As a result of billing support or maintenance agreement payments received in advance of services being performed, the Company has established a deferred income account representing amounts billed but not earned. In addition, the Company receives payments from customers for maintenance and support in advance of performing those services. These amounts are also included in deferred revenue. Management estimates that such deferred revenues are fully collectible. Bad debts are charged to operations in the year in which the account is determined to be uncollectible.

Revenue from the sale of monitoring services is recognized ratably over the life of the monitoring service agreement. Accounts receivable represent balances due from customers for all billed but not collected Internet monitoring service agreements signed by the customer. As a result of billing monitoring service agreements in advance of services performed, the Company has established a deferred income account representing amounts billed but not earned. Bad debts are charged to operations in the year in which the account is determined to be uncollectible.

Marketable Securities
---------------------

Prior to 2005, the Company's short-term investments were comprised of equity securities that trade either on a United States national securities market or on the over-the-counter bulletin board ("OTCBB"). The securities were all classified as trading securities, and were carried at fair market value based upon the quoted market prices of those investments. Accordingly, net realized gains and losses on trading securities were included in net earnings for the period. The Company uses the specific identification method as the basis for determining the cost of trading securities sold. The Company sold its investments in marketable securities in fiscal 2004.

Advertising Costs
-----------------

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs amounted to $171,287 and $116,045 for the year ended June 30, 2005 and the six months ended June 30, 2004, respectively.

Property and Equipment
----------------------

Property and equipment is recorded at cost, less accumulated depreciation and is depreciated using the straight-line method over the estimated useful life of the asset, which ranges from three to seven years.

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

The total numbers of such shares excluded from diluted net loss per common share were 4,804,250 and 4,098,000 at June 30, 2005 and June 30, 2004, respectively.

Stock-Based Compensation
------------------------

In May, 2005, the Company granted stock options to an employee. In February, 2004, the Company granted options to its new President as part of his employment agreement and to five of its existing employees. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                             Year Ended       Six Months Ended
                                                            June 30, 2005       June 30, 2004
                                                          -----------------     ------------
Net loss to common stockholders, as reported              $      (6,026,649)    $ (3,348,739)

Add: Stock-based employee/director compensation
   included in reported net loss determined
   under APB No. 25, net of related tax effects                           -                -
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of related tax effects               (622,768)        (482,060)
                                                          -----------------     ------------

Pro forma net loss                                        $      (6,649,417)    $ (3,830,799)
                                                          =================     ============

   Loss per share basic and diluted - as reported                 $   (0.23)       $   (0.14)
   Loss per share basic and diluted - pro forma                   $   (0.25)       $   (0.16)

Shares used in basic and diluted loss per share
   amounts                                                       26,392,136       24,493,028
                                                          =================     ============

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

                                                      2005             2004
                                                 -------------    --------------
          Risk free rate                              4.12%            4.15%
          Expected years until exercise                10              9.58
          Expected stock volatility                    88%             100%
          Dividend yield                                -                -

The weighted average grant-date fair value of options granted during 2005 and 2004 was $0.59 and $1.59 per share, respectively.

The terms of awards issued to employees state that awards are forfeited upon termination of employment with the Company. In January 2005, the Company modified the terms of an award issued to a former employee such that the award continues after termination of employment. The award fully vested in fiscal 2005. As a result of this modification, the Company recorded expense totaling $72,513 in fiscal 2005, representing the fair value of the options on the date of modification.

Stock compensation expense for options and warrants granted to non-employees has been determined in accordance with Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18).


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans in regard to these matters are described below.

The Company has experienced recurring losses from operations and has relied on raising proceeds through the sale of equity securities and issuance of convertible notes to fund its operations. If necessary, the Company intends to provide additional working capital through issuance of equity securities. Although in the past the Company has been able to provide working capital through borrowings, there can be no assurances that it will succeed in its efforts, which creates a doubt about the Company's ability to continue as a going concern.

NOTE 4 - PURCHASE OF COMPUSVEN, INC.

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven). The primary reasons for this acquisition was to obtain the E-Mail migration line of business and the systems design and development knowledge which will help the Company in the design and development of its internet management monitoring and reporting systems. The purchase price of the CompuSven common stock was $869,379 paid in cash plus a total of 43,353 shares of Company common stock valued at $150,000. Transaction costs associated with the acquisition totaled $17,219.

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:



   Current assets                                                 $  101,663
   Property and equipment                                            284,293
   Goodwill                                                          863,906
   Intangible assets                                                 250,000
   Other assets                                                        3,500
                                                              --------------
        Total Assets                                             $ 1,503,362
                                                              ==============

   Current liabilities                                               460,245
   Long-term deferred revenue                                          6,519
                                                              --------------
        Total Liabilities                                            466,764
                                                              --------------

        Total purchase price                                     $ 1,036,598
                                                              ==============

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The amount assigned to intangible assets represents customer relationships and employment contracts, and was based on an independent appraisal. The intangible assets will be amortized on a straight-line basis over periods ranging 3 to 5 years. See Note 7.

The $863,906 of goodwill was assigned to the E-Mail registration segement. No amount of this goodwill is expected to be deductible for tax purposes.

The pro forma information assuming the acquisition of CompuSven occurred as of July 1, 2004 is not presented since the pro forma results would not materially differ from the actual results reported. The following pro forma information assumes the acquisition of CompuSven occurred as of July 1, 2003. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

                                                                 Twelve Months
                                                                    Ended
                                                                 June 30, 2004
                                                               ----------------
            Revenues                                           $    1,246,201
            Net loss                                               (2,002,144)
            Net loss to common shareholders                        (3,768,894)
            Loss per share - basic and diluted                          (0.18)



NOTE 5- NOTE RECEIVABLE

A note receivable was acquired in the merger with ILCD (see Notes 1 and 12) in the amount of $350,000 as consideration for the sale of its 0.7 unit limited partnership interest of Louisiana Shelf Partners, LP in September, 2003 to LSP Exploration, LLC. The note accrued interest at the rate of three percent per annum and was due on September 24, 2004. The acquisition of this note receivable by the Company was a non-cash transaction and is therefore not reflected in the cumulative statement of cash flows. The Company impaired the entire amount of the note and interest receivable at June 30, 2004 as management determined that it is more likely than not that it will not be able to collect on the note and accrued interest. The loss was recorded in loan impairment loss at June 30, 2004.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              Useful Life           June 30,
                                                                (Years)               2005
                                                            --------------       ------------
          Computer equipment                                      5                 $  49,138
          Software                                                3 - 5               357,120
          Furniture, fixtures and equipment                       5 - 7                76,391
          Leasehold improvements                                  5                    13,325
          Capital leases - equipment                              5                    13,088
                                                                                 ------------
                                                                                      509,062
          Less: accumulated depreciation                                             (182,181)
                                                                                 ------------
                                                                                    $ 326,881
                                                                                 ============

Deprecation expense, which includes property under capital leases, amounted to $87,235 during the year ended June 30, 2005 and $23,275 during the six months ended June 30, 2004.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The following intangibles arose from the acquisition of CompuSven.  See Note 4.

                                                                                 June 30, 2005
                                                                       ----------------------------------
                                                                                           Accumulated
                                                                            Cost           amortization
                                                                       ---------------    ---------------
            Employment contract                                         $    200,000       $   (63,894)
            Customer relationships                                            50,000            (9,591)
                                                                       ---------------    ---------------
                      Total                                             $    250,000       $   (73,485)
                                                                       ===============    ===============

The weighted average amortization period for intangible assets is 4 years.

The Company performed its annual impairment of goodwill, in accordance with SFAS
142. As of June 30, 2005, no impairment was indicated.

NOTE 8 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, the Company incurred net losses and, therefore, had no tax liability. Realization of the benefits of the deferred tax assets generated by the loss carry-forward will require that the Company generate future taxable income. There can be no assurance that the Company will generate any taxable income in future years. Therefore, the Company has established a valuation allowance for the full amount of the deferred tax assets at June 30, 2005. The cumulative net operating loss carry-forward is approximately $5,990,000 at June 30, 2005, and will expire in the years 2022 through 2025. The components of deferred tax assets and liabilities at June 30, 2005 are as follows:

            Deferred tax asset:
               Accumulated depreciation and amortization               $      25,000
               Allowance for doubtful accounts                                11,000
               Federal and state deferred tax benefit arising from
                  net operating loss carryforwards                         2,311,000
                                                                       -------------
                                                                           2,347,000
            Deferred tax liability:
               Depreciation and amortization                                 (26,000)
            Less: valuation allowance                                     (2,321,000)
                                                                       -------------
                      Net deferred tax asset                           $           -
                                                                       =============

Income tax benefit consists of the following:

                                                                             Six Months
                                                           Year Ended         Ended
                                                          June 30, 2005    June 30, 2004
                                                          -------------     -----------
Deferred:
   Federal                                                $       8,000     $    99,000
   State                                                          2,000          17,000
Federal and state tax benefit of net operating loss
  carryforward                                                2,311,000         891,000
                                                          -------------     -----------
                                                              2,321,000       1,007,000
Less: valuation allowance                                    (2,321,000)     (1,007,000)
                                                          -------------     -----------
          Total                                           $           -     $        -
                                                          =============     ===========

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35% for the year ended June 30, 2005 and the six months ended June 30, 2004:

                                                                                Six Months
                                                              Year Ended June      Ended
                                                                  30, 2005     June 30, 2004
                                                                ------------    -----------
Federal income tax benefit at statutory rate                    $  2,084,000    $   553,000
ILCD federal net operating loss benefit                                    -        380,000
State income tax benefit (net of effect of federal benefit)          215,000         94,000
Non-deductible expense                                              (985,000)       (20,000)
Valuation allowance                                               (1,314,000)    (1,007,000)
                                                                ------------    -----------
          Income tax benefit                                    $          -    $         -
                                                                ============    ===========
          Effective income tax rate                                        0%             0%
                                                                ============    ===========

NOTE 9 - CAPITAL LEASE OBLIGATIONS

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

The following is a schedule by year of future minimum lease payments required to be paid by SIM under capital lease obligations together with the present value of the net minimum lease payments as of June 30, 2005:

         2006                                                     $      5,254
         2007                                                            1,816
                                                                  --------------
         Total Minimum Lease Payments                                    7,070

         Less Amount Representing Interest                                (467)
                                                                  --------------
         Present Value of Net Minimum Lease Payments                     6,603

         Less Current Portion                                           (4,652)
                                                                  --------------
         Non-Current Portion                                      $      1,951
                                                                  ==============


NOTE 10 - DEFERRED REVENUES

Deferred revenues represent payments from and/or billings to customers for internet monitoring and e-mail migration services prior to the Company's requirement to perform the internet monitoring service and/or email migration services.


NOTE 11 - CONVERTIBLE NOTES PAYABLE

$1.6 million Convertible Note - In April 2005 the Company raised $1,600,000 by issuing a convertible note (the "$1.6 million Note") and detachable warrants to purchase 450,000 shares of common stock. The warrants have an exercise price of $1.00 per share and an expiration date of five years after the issue date. The $1.6 million Note accrues interest at the rate of 12% per annum paid monthly in arrears and is due the earlier of (i) April 30, 2006 (ii) the next public offering of securities of the Company for its own account or (iii) a change in management control of the Company. The $1.6 million Note is secured by substantially all of the Company's assets.

At the option of the lender, it may elect to receive shares of common stock instead of cash payments for interest due under the $1.6 million Note and may convert the principal due into shares of common stock at a conversion price of $1.00 per share subject to certain anti-dilution adjustments. In addition, the $1.6 million Note includes a provision requiring the Company to file a registration statement with the SEC to cover the public sale of shares that have been or may be issued under the $1.6 million Note or warrants.

The $1.6 million Note contains standard and customary affirmative covenants with which the Company is required to comply. These include permitting a representative of Trident to attend all of the Company's board meetings and providing of quarterly and annual financial statements. Commencing six (6) months from the date of the $1.6 million Notes, Trident has the right to nominate two (2) persons to serve on the Company's board of directors. Commencing 180 days after the date of the $1.6 million Note, the Company is required to comply with various financial covenants which include maintaining adequate cash flow and a current ratio of not less than 1.5 to 1. As of October 28, 2005, the Company is not in compliance with any of the financial covenants included in the $1.6 million Note, which constitutes an event of default under the $1.6 million Note. See further discussion below.

The $1.6 million Note also contains various negative covenants which prohibit the Company from taking certain action without obtaining the prior written consent of Trident. These include incurring additional liens on our property, incurring indebtedness in excess of $100,000, acquiring any additional assets or selling any of our assets other than in the ordinary course of business, making capital expenditures in excess of $50,000, or issuing any additional securities.

Failure to comply with affirmative and negative covenants is an event of default under the $1.6 million Note. The Company has thirty (30) days following an event of default to cure such default. As the Company has not cured the defaults under the financial covenants within the 30-day cure period, the entire unpaid principal balance, together with accrued interest, is at the option of Trident immediately due and payable in full, interest accrues at the lesser of: (i) 21% per annum or (ii) the maximum rate allowed under applicable law, and until such default is cured, the Company will be required to issue shares of common stock to Trident equal to 0.1% of the Company's outstanding shares for each day it is in default until such default is cured.

The Company's stock price at the time of the $1.6 million Note offering was $1.02; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the $1.6 million Note and detachable warrants resulted in a discount being recorded in the amount of $719,616 from the beneficial conversion feature and relative fair value of the warrants, as determined using the Black-Scholes model, and is being amortized over the term of the $1.6 million Note. During the year ended June 30, 2005, the Company amortized $179,904 of the discount to interest expense.

The Company paid a 1.0% origination fee, $60,000 for a six month non-exclusive investment services agreement with an affiliate of the lender, and issued 100,000 warrants to an advisor in connection with the debt valued at $72,074. These costs were recorded as debt issuance costs and are being amortized over the life of the $1.6 million Note, or six months in the case of the investment services agreement. The Company also issued 40,000 shares of common stock and warrants to purchase 100,000 shares of common stock to the lender. The value of the common stock and warrants was recorded as a discount and is being amortized over the term of the $1.6 million Notes.

$1.5 million Convertible Notes - In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the " $1.5 million Notes") plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The $1.5 million Notes bore interest at a rate of 1.98% per annum, payable monthly, and had an original maturity date of June 7, 2005. The $1.5 million Notes were convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The $1.5 million Notes included a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the $1.5 million Notes and warrants. The $1.5 million Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at a modified exercise price each of $1.00 per share. The exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the exercise price of the warrants. The Series A Warrants have an expiration date of October 12, 2005. The Series B Warrants have an expiration date of June 7, 2009. In July 2004, upon the SEC declaring the Company's registration statement effective, the $1.5 million Notes and accrued interest automatically converted into 601,155 shares of common stock.

The Company's stock price at the time of the $1.5 million Note offering was $3.28; consequently, the issuance of the $1.5 million Notes and detachable warrants resulted in a discount being recorded in the amount of $1,057,500 from the relative fair value of the warrants, as determined using the Black-Scholes model, and was being amortized over the term of the $1.5 million Notes.

The Company did not record the relative fair value assigned to the beneficial conversion feature of the $1.5 million Notes at June 30, 2004, which amounted to $442,500, since the discount was contingent upon the effectiveness of a registration statement covering the public resale of the shares underlying the $1.5 million Notes, at which time the notes automatically convert into common stock. In July of 2004 the registration statement was declared effective by the SEC, and the remaining unamortized warrant discount and the contingent discount from the beneficial conversion feature totaling $1,449,416 was immediately recorded and expensed as interest expense.

In connection with the $1.5 million Notes, the Company paid commissions of $120,000 to Founders Equity Securities, Inc. which was recorded to debt issuance costs. Upon the registration statement being declared effective by the SEC, the unamortized balance of $110,000 was immediately expensed to interest expense.

NOTE 12- STOCKHOLDERS' EQUITY

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

In January 2004, the Company raised $320,000 through the issuance of 250,000 shares of its common stock in a private placement transaction, which was consummated on the date of the merger. The related subscription receivable was collected the following day.

In January 2004, in connection with the merger, the Company issued 162,500 shares of common stock for advisory services rendered to ILCD prior to the merger.

Subsequent to the merger, the sole officer and director of the Company resigned and was replaced by the manager of Stellar LLC. The Company changed its name to Stellar Technologies, Inc. and effected a 1-for-4 reverse stock split.

In November 2003, Stellar LLC acquired 25,000 shares of common stock of the Company for its trading account. Upon completion of the merger on January 15, 2004, these shares were reclassified to treasury stock. In March 2004, Stellar LLC, a subsidiary of the Company, sold the 25,000 shares of its treasury stock for gross proceeds of $88,163, which resulted in a gain of $59,163, recorded as additional paid in capital.

From January through February 2004, the Company raised gross proceeds of $1,767,750 through the sale of 2,357,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), $0.001 par value per share, and warrants ("Warrants") to acquire up to 589,250 shares of common stock, $0.001 par value per share. The Series A Preferred and Warrants were sold in units comprised of one share of Series A Preferred and one Warrant ("Units"). The Units were sold at a purchase price of $0.75 per Unit. Each Series A Preferred was initially convertible into one-half of a share of common stock, subject to adjustment, and each Warrant was initially exercisable into one share of common stock at an exercise price of $2.40 per share, subject to adjustment, for a period of three years from the date of issuance. The Series A Preferred had no voting rights, dividend rights that were pari passu with the common stock of the Company, and no liquidation preferences. The Series A Preferred had a mandatory conversion feature, whereby if the Company either (i) effected a reverse stock split or
(ii) increased the number of shares authorized to be issued above the current authorized limit of 100,000,000, each Series A Preferred automatically converted into one-half of a share of common stock of the Company. The Company's stock price on the commencement of the offering was $2.20; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the Series A Preferred, which was convertible at $1.50 per share, and detachable warrants with an exercise price of $2.40 per share, resulted in a beneficial conversion feature recorded as a preferred stock dividend in the amount of $1,767,750. In April 2005, the exercise price of the warrants was reduced to $1.00 per share. See further discussion below.

In March 2004, the Company effected a 1-for-4 reverse stock split of its common stock. On the date of the reverse stock split all 2,357,000 shares of Series A Preferred automatically converted into 1,178,500 shares of common stock. All share and per share amounts in these financial statements have been adjusted for the reverse stock split. At this time the Company also changed the par value of its common stock to $0.001 from no par value.

In June 2004, the Company issued 331,035 shares of common stock to a former member of Stellar LLC in consideration for the waiver of dissenters' rights obtained by the member in connection with the merger.

In June 2004, the Company entered into an agreement whereby FEQ Investments, Inc. (FEQ) will provide the Company with financial advisory services for a period of three years for a fee of $5,000 per month and warrants to acquire 300,000 shares of common stock to FEQ at an exercise price of $3.25 per share, expiring on June 7, 2009. The warrants vested on January 1, 2005. In accordance with EITF 96-18, the Company accounts for stock options and warrants issued to non-employees at fair value. The value of such warrants is amortized to expense over the vesting period. The Company recorded compensation expense of $725,346 and $20,724 in 2005 and 2004, respectively, associated with the warrants. On April 1, 2005, the Company reduced the exercise price to $1.00. See further discussion below.

In April 2005, the Company reduced the exercise price of certain of its outstanding and vested warrants granted to non-employees to $1.00. This modification resulted in additional expense totaling $694,787, which was recorded in full on the date of modification as all of the outstanding warrants were fully vested on the date of modification.

The estimated fair value of the warrant granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

                                                      2005              2004
                                                  --------------    ------------
            Risk free rate                            4.13%             3.96%
            Expected years until exercise              3.8               5.0
            Expected stock volatility                  88%               100%
            Dividend yield                              -                  -


On February 4, 2004, the Company granted to five employees and the new president of the Company, all of whom are leased employees, options to purchase 727,500 shares of the Company's common stock at the exercise price of $1.76, which was the closing price of the Company's common stock on that date. The options vest over 1 year and expire 10 years from the date of grant.

On May 13, 2005, the Company granted one employee, who is a leased employee, options to purchase 100,000 shares of the Company's common stock at the exercise price of $0.59 which was the closing price on that date. The options vest over 1 year and expire 10 years from the date of grant.

The following tables summarize the Company's stock option and warrant activity and related information:

                                             STOCK OPTIONS                          STOCK WARRANTS
                                    ---------------------------------    -------------------------------------
                                                       Weighted-                              Weighted-
                                      Number of         Average            Number of           Average
                                       Shares       Exercise Price           Shares       Exercise Price (a)
                                    -------------- ------------------    --------------- ---------------------
Balance at December 31, 2003                  -    $             -             81,250    $             1.00
Granted                                 727,500               1.76          3,289,250                  1.00
Exercised                                     -                  -                  -                     -
Expired                                       -                  -                  -                     -
                                    -------------- ------------------    --------------- ---------------------
Balance at June 30, 2004                727,500               1.76          3,370,500                  1.00
Granted                                 100,000               0.59            650,000                  1.00
Exercised                                     -                  -            (43,750)                (1.40)
Expired                                       -                  -                  -                     -
                                    -------------- ------------------    --------------- ---------------------
Balance at June 30, 2005                827,500    $          1.62          3,976,750    $             1.00

(a) The weighted-average exercise price reflects a modification to the award approved in April 2005 which resulted in a decrease in the exercise price of outstanding warrants.

                                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      ---------------------------------------------------------    -----------------------------------
                           Number of             Weighted           Weighted            Number            Weighted
    Range of          Outstanding Shares          Average           Average         Exercisable at         Average
    Exercise              At June 30,            Remaining          Exercise           June 30,           Exercise
     Prices                  2005              Contract Life         Price               2005               Price
------------------    --------------------    ----------------    -------------    -----------------    --------------
       $   0.59                 100,000               10.00           $ 0.59                    -                 -
       $   1.76                 727,500                8.75           $ 1.76              727,500          $   1.76

                                        WARRANTS OUTSTANDING                              WARRANTS EXERCISABLE
                      ---------------------------------------------------------    -----------------------------------
                           Number of             Weighted           Weighted            Number            Weighted
    Range of          Outstanding Shares          Average           Average         Exercisable at         Average
    Exercise              At June 30,            Remaining          Exercise           June 30,           Exercise
     Prices                  2005              Contract Life         Price               2005               Price
------------------    --------------------    ----------------    -------------    -----------------    --------------
       $   1.00               3,976,750                2.66           $ 1.00            3,976,750          $   1.00

NOTE 13 - OPERATING LEASES

The Company has a lease commitment for its office space until January, 2008 at which time the Company has the option to extend the term of this lease for three
(3) periods of one (1) year on the same terms and conditions as the base lease. If the lease is renewed for only one year, the Company will have to pay a penalty of $10,000, and if the lease is renewed for only two years, the Company will have to pay a penalty of $5,000. The monthly lease commitment is $11,238 per month which includes common area maintenance and taxes.

Total rental expense for all operating leases was $157,053 and $60,445 for the year ended June 30, 2005 and six months ending June 30, 2004, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms of one year or greater as of June 30, 2005:


                                   2006                         101,292
                                   2007                         106,292
                                   2008                          57,167
                                                         -----------------
                                                             $  264,751
                                                         =================

NOTE 14 - SEGMENT REPORTING

With the acquisition of CompuSven, Inc. in July, 2005 (see Note 4), the Company determined it has two reportable segments, employee Internet monitoring and Email migration. In 2004, the Company had one reportable segment, employee Internet monitoring. Information about operations by reportable segment for fiscal 2005 is as follows:

                                                                                  Corporate
                                           Internet             Email                and
                                          Monitoring          Migration          Eliminations         Consolidated
                                       -----------------    ---------------    ----------------    ------------------
Revenues                                $    244,218        $    638,587       $            -       $      882,805
Depreciation and amortization                 31,814             132,097                    -              164,401
Operating profit (loss)                   (2,706,402)             95,721           (1,591,227)          (4,201,908)
Capital expenditures                          62,559               1,605                    -               64,164
Total assets                               1,689,356           1,127,161              424,215            3,240,734

NOTE 15 - TRANSACTIONS WITH AFFILIATES

MAS Services, Inc. provided management services to Stellar LLC. MAS Services, Inc. is an investment analysis Company. Under the Stellar LLC operating agreement, MAS Services, Inc. earned an annual management fee equal to three percent (3%) of the total capital committed to Stellar LLC by its members. MAS Services was also reimbursed for all out-of-pocket costs it incurred in connection with the organization or operation of Stellar LLC. The Company incurred management fees in the amount of $79,500 for the six months ended June 30, 2004, which is reflected in general and administrative expense. There were no management fees in the year ended June 30, 2005. MAS Services and the Company had mutually agreed to terminate the management services arrangement between MAS Services, Inc. and Stellar LLC during fiscal 2004.

NOTE 16 - COMPARATIVE FINANCIAL INFORMATION - UNAUDITED

The following table presents the unaudited condensed consolidated statement of operations of the Company for the twelve months ended June 30, 2004:

 Revenues                                                                          $   207,792

 Operating expenses
    Depreciation                                                                        43,181
     General and administrative                                                      1,443,682
     Professional fees                                                                 389,058
     Research, development and product support                                         165,132
     Impairment of goodwill                                                            121,595
     Loan impairment                                                                   354,949
                                                                                   -----------

 Total expenses                                                                      2,517,597
                                                                                   -----------

 Loss from operations                                                               (2,309,805)

  Other income (expense):
    Interest expense                                                                  (62,874)
    Gains in trading securities                                                        180,103
    Interest and money market dividends                                                  4,983
                                                                                   -----------
 Total other income (expense)                                                          122,212

 Net loss                                                                          $(2,187,593)
                                                                                   ===========

 Preferred stock dividends                                                           1,767,750

 Net loss to common shareholders                                                   $(3,955,343)


 Basic and diluted loss per share                                                  $     (0.19)
                                                                                   ===========

 Basic and diluted weighted average common shares outstanding                       20,388,640
                                                                                   ===========

The following table presents the unaudited condensed consolidated statement of cash flows of the Company for the twelve months ended June, 30, 2004:

 Cash used in operations                                                           $(1,186,034)
                                                                                   -----------

 Cash flows from investing activities
    Merger of ILCD                                                                    (109,086)
    Purchase of property and equipment                                                 (43,955)
                                                                                   -----------

     Cash used in investing activities                                                (153,041)
                                                                                   -----------

 Cash flows from financing activities
     Advances                                                                          (22,000)
     Principal payments on leases                                                       (2,393)
     Proceeds from sale of common stock                                                800,000
     Proceeds from sale of treasury stock                                               88,163
     Gain on sale of treasury stock                                                     59,163
     Proceeds from sale of preferred stock                                           1,767,750
     Collection of subscription receivable                                             321,100
     Proceeds from sale of convertible notes                                         1,500,000
     Offering costs paid                                                              (159,348)
                                                                                   -----------

     Cash provided by financing activities                                           4,352,435

 Net increase in cash                                                                3,013,360

 Cash and cash equivalents, beginning of period                                         23,322
                                                                                   -----------

 Cash and cash equivalents, end of period                                          $ 3,036,682
                                                                                   ===========

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

                                                                                       For the Year Ended
                                                                                       December 31, 2002
                                                                               --------------------------------
                                                                                                        Pro
                                                                                Historical             Forma
                                                                               -----------          -----------
                                                                                                    (Unaudited)
                                                                               $         -          $    79,832
Revenues
Expenses
  Depreciation and amortization expense                                              6,015               37,992
  Investment costs                                                                  50,890               50,890
  Labor costs and expense reimbursements                                            34,350              820,865
  Management fees, related party                                                   100,500              100,500
  General and administrative                                                        27,267              101,976
  Professional fees                                                                 41,818               54,101
  Marketing                                                                              -              139,904
  Research, development and product support                                              -              135,602
  Office rents                                                                      30,328               30,328
  Subsidiary loan impairment                                                       378,404                    -
                                                                               -----------          -----------
           Total expenses                                                          669,572            1,472,158

Loss from operations                                                           $  (669,572)         $(1,392,326)
                                                                               ===========          ===========
Net loss to commons stockholders                                               $(1,702,769)         $(1,554,896)
                                                                               ===========          ===========
Net loss per common share - basic and diluted                                  $     (0.12)         $     (0.11)
                                                                               ===========          ===========
Weighted average number of common shares
    outstanding - basic and diluted                                             14,697,249           14,697,249
                                                                               ===========          ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      STELLAR TECHNOLOGIES, INC.


Date: November 1, 2005                               /s/ Richard A. Schmidt
                                                     ---------------------------
                                                     Richard A. Schmidt
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                               Title                                   Date
---------                               -----                                   ----
/s/ Richard A. Schmidt                  Chief Executive Officer and Director    November 1, 2005
---------------------------             (Principal Executive Officer)
Richard A. Schmidt

/s/ John E. Baker                       Chief Financial Officer (Principal      November 1, 2005
---------------------------             Financial and Accounting Officer)
John E. Baker

                                  EXHIBIT INDEX

Exhibit Number       Description
--------------       -----------

         14.1        Code of Ethics

         31.1 Certification of President of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of President of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002