Form 10QSB
period 2005-09-30
STELLAR TECHNOLOGIES, INC.
filed 2005-11-14
CIK 1132590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2005

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

Yes [X]   No [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 29,190,969 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on November 10, 2005.

        Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                           STELLAR TECHNOLOGIES, INC.


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - (Unaudited)......................3

           Condensed Consolidated Statements of Operations - (Unaudited)............4

           Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)...5

           Condensed Consolidated Statements of Cash Flows  - (Unaudited)...........6

           Notes to Condensed Consolidated Financial Statements ....................7

Item 2.  Management's Discussion and Analysis .....................................13

Item 3.  Controls and Procedures ..................................................32

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............33

Item 3.  Defaults Upon Senior Securities ..........................................33

Item 5.  Other Information.........................................................33

Item 6.  Exhibits..................................................................34

Signatures ........................................................................35

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           STELLAR TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                              September 30,      June 30,
                                                                                  2005             2005
                                                                              -------------    -------------
                                   ASSETS
Current assets
   Cash                                                                       $     307,569    $   1,024,023
   Accounts receivable,net                                                          267,822          275,387
   Deposits                                                                          49,500           49,500
   Debt issuance cost, net                                                           51,537           93,555
      Prepaid expenses and other assets                                               4,579           18,646
                                                                              -------------    -------------
Total current assets                                                                681,007        1,461,111

Property and equipment, net                                                         310,332          326,881
Cost based investment                                                               400,000          400,000
Goodwill                                                                            863,907          863,907
Intangible assets, net                                                              157,345          176,515
Other assets                                                                         16,648           12,320
                                                                              -------------    -------------
                                                                              $   2,429,239    $   3,240,734
                                                                              =============    =============
Current liabilities
    Accounts payable and accrued expenses                                     $     342,280    $     451,001
    Current portion of obligations under capital leases                               4,652            4,652
    Convertible note payable, net of unamortized discount                         1,240,192        1,060,298
    Deferred revenues                                                               332,783          323,466
                                                                              -------------    -------------
Total current liabilities                                                         1,919,907        1,839,417

    Deferred revenues                                                                53,274           74,902
    Obligations under capital leases, net of current portion                          1,951            1,951
                                                                              -------------    -------------
Total  liabilities                                                                1,975,132        1,916,270

Stockholders' equity
   Preferred stock, no par value ; authorized 10,000,000 shares;
     zero shares issued and outstanding                                                   -                -
   Common stock, $0.001 per share par value; authorized 100,000,000 shares
     26,479,136 and 26,479,136 shares issued, and outstanding
     as of September 30, 2005 and June 30, 2005, respectively                        26,480           26,480
   Additional paid-in capital                                                    13,872,157       13,872,157
   Accumulated deficit                                                          (13,444,530)     (12,574,173)
                                                                              -------------    -------------
Total stockholders' equity                                                          454,107        1,324,464
                                                                              -------------    -------------
                                                                              $   2,429,239    $   3,240,734
                                                                              =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                  2005             2004
                                                                              -------------    -------------
                                                                                                (Restated)
Revenues                                                                      $     200,512    $     197,981

Expenses
    Depreciation and amortization expense                                            42,517           37,076
    General and administrative                                                      595,703          589,519
    Professional fees                                                               181,144          521,697
    Research, development and product support                                        27,200           34,579
                                                                              -------------    -------------
Total expenses                                                                      846,564        1,182,871
                                                                              -------------    -------------
Loss from operations                                                               (646,052)        (984,890)
                                                                              -------------    -------------
Other income (expense)
    Interest and money market dividends                                               3,994            2,369
    Interest expense                                                               (228,299)      (1,560,405)
                                                                              -------------    -------------
Total other expense                                                                (224,305)      (1,558,036)
                                                                              -------------    -------------
Net Loss to common stockholders                                               $    (870,357)   $  (2,542,926)
                                                                              =============    =============
Basic  and diluted loss per common share                                      $       (0.03)   $       (0.10)

Basic  and diluted weighted average common
  shares outstanding                                                             26,479,136       26,311,230

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           STELLAR TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                               Common Stock            Additional
                                      -----------------------------      Paid-in         Deferred      Accumulated
                                          Shares         Amount          Capital       Compensation      Deficit          Total
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at June 30, 2004                 25,759,558   $      25,760   $  10,188,499   $    (725,346)  $  (6,547,524)  $   2,941,389

Shares issued for CompuSven
  acquisition                                43,353              43         149,957               -               -         150,000

Exercised  warrants                          35,070              35          29,965               -               -          30,000

Debt  discount on $1.5 million
  convertible notes                               -               -         442,500               -               -         442,500

Conversion of $1.5 million
  convertible notes                         601,155             602       1,502,286               -               -       1,502,888

Debt  discount  in  connection
  with beneficial conversion
  feature and shares and warrants
  issued on $1.6 million
  convertible notes                          40,000              40         719,576               -               -         719,576

Modification of options and
   warrants                                       -               -         767,300               -               -         767,300

Warrants issued in connection
  with $1.6 million convertible
  note for debt issuance costs                    -               -          72,074               -               -          72,074

Amortization of warrants issued
  for advisory services                           -               -               -         725,346               -         725,346

Net loss                                          -               -               -               -      (6,026,649)     (6,026,649)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at June 30, 2005                 26,479,136   $      26,480   $  13,872,157   $           -   $ (12,574,173)  $   1,324,464

Net loss                                          -               -               -               -        (870,357)       (870,357)

                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at September 30, 2005            26,479,136   $      26,480   $  13,872,157   $           -   $ (13,444,530)  $     454,107
                                      =============   =============   =============   =============   =============   =============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                   Ended September 30,
                                                                              ------------------------------
                                                                                   2005             2004
                                                                              -------------    -------------
Net cash used in operating activities                                         $    (701,824)   $    (480,959)
                                                                              -------------    -------------
Cash flows from investing activities:
    Purchase of property and equipment                                               (6,799)          (1,059)
    Acquisition of CompuSven, net of cash acquired                                        -         (890,324)
                                                                              -------------    -------------
Net cash used in investing activities                                                (6,799)        (891,383)
                                                                              -------------    -------------
Cash flows from financing activities:
    Principal payments on (proceeds from) capital
     leases and short-term obligations                                               (7,831)         (17,798)
                                                                              -------------    -------------
Net cash used in financing activities                                                (7,831)         (17,798)
                                                                              -------------    -------------
Net decrease in cash                                                               (716,454)      (1,390,140)

Cash and cash equivalents, beginning of period                                    1,024,023        3,036,682
                                                                              -------------    -------------
Cash and cash equivalents, end of period                                      $     307,569    $   1,646,542
                                                                              =============    =============

Supplemental cash flow information:
  Cash paid for interest                                                      $      48,395                -
  Cash paid for taxes                                                                     -                -

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           STELLAR TECHNOLOGIES, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2006.

For comparability, the fiscal 2005 figures have been reclassified where appropriate to conform with the financial statement presentation used in fiscal 2006.

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

Stock-Based Compensation

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

                                                              Three Months           Three Months
                                                                 Ended                  Ended
                                                           September 30, 2005     September 30, 2004
                                                          --------------------- -----------------------
Net loss to common stockholders, as reported                     $  (870,357)         $   (2,542,926)

Add: Stock-based employee/director compensation
   included in reported net loss determined
   under APB No. 25, net of related tax effects                            -                       -
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of related tax effects                 (12,725)               (265,083)
                                                          --------------------- -----------------------
Pro forma net loss                                                $ (883,082)         $   (2,808,009)
                                                          ===================== =======================

   Loss per share basic and diluted - as reported                 $    (0.03)         $        (0.10)
   Loss per share basic and diluted - pro forma                   $    (0.03)         $        (0.11)

Shares used in basic and diluted loss per share
   amounts                                                        26,479,136              26,311,230
                                                          ===================== =======================

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 2 - RESTATEMENT

The unaudited consolidated financial statements as of and for the quarter ended September 30, 2004 were restated as a result of the determination by management that a) the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, Inc. (See Note 4) was incorrect, and b) the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement should be amortized over the vesting period rather than the term of the consulting agreement.

The effects on the consolidated balance sheet as of September 30, 2004 are as follows:

                                              As Previously
                                                 Reported         Restated
                                              -------------    -------------
          Property and equipment, net         $      80,694    $     339,444
          Goodwill                                1,238,907          863,906
          Intangible assets, net                    138,958          234,025
          Total assets                            3,748,444        3,727,261
          Deferred compensation                    (663,174)        (362,673)
          Accumulated deficit                    (8,768,766)      (9,090,450)
          Total stockholders' equity              2,877,706        2,856,523

The effects on the consolidated statement of operations for the three months ended September 30, 2004 are as follows:

                                              As Previously
                                                 Reported         Restated
                                              -------------    -------------
          Depreciation and amortization       $      15,893    $      37,076
          Professional fees                         221,196          521,697
          Loss from operations                     (663,206)        (984,890)
          Net loss                               (2,221,242)      (2,542,926)
          Loss per common share               $       (0.08)   $       (0.10)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has had significant losses since inception and will need significant funds to meet its current software upgrade development program. Within the next twelve months the Company will be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to complete its software upgrade program and continue its operations.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its software upgrade program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself.

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 4 - ACQUISITION OF COMPUSVEN

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven). The primary reason for this acquisition was to obtain the E-Mail migration line of business and the systems design and development knowledge which will help the Company in the design and development its internet management monitoring and reporting systems. The purchase price of the CompuSven common stock was $869,379 paid in cash plus a total of 43,353 shares of Company common stock valued at $150,000. Transaction costs associated with the acquisition totaled $17,219.

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:

          Current assets                     $     101,663
                                             -------------
          Property and equipment                   284,293
          Goodwill                                 863,906
          Intangible assets                        250,000
          Other assets                               3,500
                                             -------------
               Total Assets                  $   1,503,362
                                             =============
          Current liabilities                      460,245
          Long-term deferred revenue                 6,519
                                             -------------
               Total Liabilities                   466,764
                                             -------------
               Total purchase price          $   1,036,598
                                             =============

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The amount assigned to intangible assets represents customer relationships and employment contracts, and was based on an independent appraisal. The intangible assets will be amortized on a straight-line basis over periods ranging 3 to 5 years.

The $863,906 of goodwill was assigned to the E-mail migration segment. No amount of this goodwill is expected to be deductible for tax purposes.

The pro forma information assuming the acquisition of CompuSven occurred as of July 1, 2004 is not presented since the pro forma results would not materially differ from the actual results reported.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

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

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The $1.6 million Note contains standard and customary affirmative covenants with which the Company is required to comply. These include permitting a representative of Trident to attend all of the Company's board meetings and providing of quarterly and annual financial statements. Commencing six (6) months from the date of the $1.6 million Notes, Trident has the right to nominate two (2) persons to serve on the Company's board of directors. Commencing 180 days after the date of the $1.6 million Note, the Company is required to comply with various financial covenants which include maintaining adequate cash flow and a current ratio of not less than 1.5 to 1. As of October 28, 2005, the Company was not in compliance with any of the financial covenants included in the $1.6 million Note, which constitutes an event of default under the $1.6 million Note. See further discussion below.

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

Failure to comply with affirmative and negative covenants is an event of default under the $1.6 million Note. The Company has thirty (30) days following an event of default to cure such default. If the Company does not cure the defaults under the financial covenants within the 30-day cure period, the entire unpaid principal balance, together with accrued interest, is at the option of Trident immediately due and payable in full, interest accrues at the lesser of: (i) 21% per annum or (ii) the maximum rate allowed under applicable law, and until such default is cured, the Company will be required to issue shares of common stock to Trident equal to 0.1% of the Company's outstanding shares for each day it is in default until such default is cured.

On November 4, 2005, the lender waived compliance with all financial covenants contained in the $1.6 million Note for a period of 180 days. In consideration for the wavier, the Company issued 211,833 shares of common stock and a warrant to purchase an additional 250,000 shares of common stock at an exercise price of $0.40 per share.

The Company's stock price at the time of the $1.6 million Note offering was $1.02; consequently, pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the issuance of the $1.6 million Note and detachable warrants resulted in a discount being recorded in the amount of $719,616 from the relative fair value of the warrants, as determined using the Black-Scholes model, and is being amortized over the term of the $1.6 million Note. During the year ended June 30, 2005, the Company amortized $179,904 of the discount to interest expense.

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

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

$1.5 million Convertible Notes - In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the " $1.5 million Notes") plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The $1.5 million Notes accrued interest at a rate of 1.98% per annum, payable monthly, and had an original maturity date of June 7, 2005. The $1.5 million Notes were convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The $1.5 million Notes included a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the $1.5 million Notes and warrants. The $1.5 million Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at a modified exercise price each of $1.00 per share. The exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the exercise price of the warrants. The Series A Warrants have an expiration date of October 12, 2005. The Series B Warrants have an expiration date of June 7, 2009. In July 2004, upon the SEC declaring the Company's registration statement effective, the $1.5 million Notes and accrued interest automatically converted into 601,155 shares of common stock.

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

NOTE 6 - SEGMENT REPORTING

With the acquisition of CompuSven, Inc. in July, 2004 (see Note 4), the Company determined it has two reportable segments, employee Internet monitoring and Email migration. Information about operations by reportable segment is as follows:

                                  Internet         Email       Corporate and
                                 Monitoring      Migration      Eliminations    Consolidated
                               -------------   -------------   -------------   -------------
Three Months Ended
   September 30, 2005:
     Revenues                  $      70,700   $     129,812   $           -   $     200,512
     Income (loss)
       from operations              (624,014)         31,231         (53,269)       (646,052)

Three Months Ended
   September 30, 2004:
     Revenues                         66,372         131,609               -         197,981
     Income (loss)
       from operations              (614,396)         (7,831)       (362,673)       (984,890)

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 7 - SUBSEQUENT EVENTS

On November 10, 2005, the company raised $1,000,000 of additional funding by selling investment units at $0.80 a unit. Each investment unit consisted of two shares of common stock and one warrant to purchase one additional share of common stock. The warrants expire three years from the date of purchase and each warrant provides for the purchase one additional share of common stock at a price of $0.60 a share. The total investment will result in the issuance of 2,500,000 share of common stock and warrants to purchase an additional 1,250,000 shares of common stock.

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

OVERVIEW

        We provide employee Internet management products and services that enable businesses, government agencies, educators and other organizations to monitor, report and manage how their employees use the Internet. The employee Internet management market involves the provision of traditional Internet access control and management services with added management and productivity-enhancing functionality. The projected growth of this market may be attributable in part to the growing importance of protecting an organization's assets from being illegally distributed or acquired by its employees by means of the Internet, and keeping control over information technology expenditures, while maintaining high employee productivity.

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

        Our Stellar Internet Monitoring(TM) solutions enable businesses to rapidly implement and configure Internet access policies for specific groups, user types, and individuals within an organization. Our solutions capture information on Internet usage and store it on our remote secured servers. We monitor employees' Internet activity without restricting the employees' access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies implemented by our customers. We notify management when a violation has occurred and, if requested, provide management with detailed graphical reports displaying the aggregate Internet activity of the entire organization, department or the monitored employees. Our solutions are easy to deploy and use, have minimal impact on an organization's information technology department, require minimal hardware, are scaleable, and support a broad range of network platforms, including proxy servers, firewalls, and other network appliances and software.

        We believe that Stellar Internet GEM, our next-generation technology, is more effective at monitoring employee Internet use than the technologies currently being used for this purpose. Stellar Internet GEM is an advanced solution resulting from the combination of more than ten years of e-mail experience of CompuSven and our experience with existing employee Internet management solutions. Our Stellar Internet GEM consists of an innovative web-based Internet monitoring application that allows organizations to monitor Internet usage by employees and prevent Internet abuse. Our applications provide organizations of any size with the security of knowing how its Internet connections are being used by providing them with detailed reports describing which web sites are being visited, what instant messages are being sent and received, which employees were involved, and what time the actions took place. The initial introduction of Stellar Internet GEM has been well received by the market and we expect it to be a major component of the future growth of our business.

        Our E-Mail Shuttle solutions are state-of-the-art software products that provide immediate and automatic migration and synchronization of data from any e-mail system to any other e-mail system. They enable businesses to migrate and synchronize inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups on e-mail systems such as Microsoft Exchange, Lotus Domino, Lotus cc:Mail, Novell GroupWise, Netscape's Messaging Server and OpenWave's InterMail. Through our E-Mail Shuttle solutions, we provide migration to and from each of these systems and develop processes and products that enable easy migration from proprietary e-mail and calendaring systems. Our E-Mail Shuttle solutions' modular design includes extractor and loader components that allow migration from multiple systems at any one time from a single management console.

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

        Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. Our deferred revenue excludes all items relating to consulting services. Deferred revenue was $386,057 and $398,368 at September 30, 2005 and June 30, 2005, respectively. We believe that $332,783 of the deferred revenue at September 30, 2005 will be recognized as revenue in the next 12 months and that continued growth in deferred revenue is indicative of future growth in revenue.

OUTLOOK

        The market for our solutions is large and continues to grow. Sustained spending on technology, continued emphasis on employee efficiency, and growing awareness of and compliance with regulatory and reporting requirements by employers are all key external conditions which may affect our ability to execute our business plan.

        Our primary strategic objective is to maintain and strengthen our position in the market for employee Internet management solutions and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by enhancing the functionality of our current employee Internet management solutions, developing new cutting-edge products and services, expanding our network of value-added resellers and distributors, increasing our direct sales force, pursuing subscription renewals and enterprise-wide deployment of our applications with existing customers, and acquiring technologies, assets, businesses and companies that we believe are complementary to our business.

        We believe that our near-term success will depend particularly on our ability to increase customer adoption of our employee Internet management products, our ability to successfully integrate our E-Mail Shuttle technologies and products with our employee Internet management products and technologies, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, expanding our reseller channel, competitive factors in our rapidly changing industry, and our ability to raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

        Where applicable, we recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Specifically, in connection with each transaction involving our products, we must evaluate whether persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of recognized revenue for any period if we make different judgments or utilize different estimates.

Goodwill

        We test our goodwill for impairment annually, on June 30 of each year, and more frequently in certain circumstances. We recorded goodwill upon our entry into the Email migration business segment. Testing goodwill requires that we estimate the fair value of the Email migration segment. We estimate the fair value of the Email migration segment based on a number of subjective factors, including projections about future cash flows, discount rates on our future cash flows, and assumed terminal values. We consider the estimate of fair value to be a critical accounting estimate for our Email migration segment because (a) a potential goodwill impairment could have a material impact on our financial position and results of operations, and (b) the estimate is based on a number of highly subjective judgments and assumptions. If our forecasts of future cash flows and other subjective factors change negatively, we could have future impairments of goodwill that would need to be recognized.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Revenues

        Revenues consist of licensing fees that we receive upon the sale of our employee Internet management and E-mail migration solutions. Revenues were $200,512 for the three-month period ended September 30, 2005 and $197,981 for the three-month period ended September 30, 2004. Although revenues relatively constant as compared to last year, we expect growth in revenues for future periods will exceed growth in revenues for past periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers and continue the roll out of our Stellar Internet GEM solution.

Operating Expenses

        Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general and administrative, professional fees, and research and development expenses.

        General and Administrative and Related Expenses. General, administrative and related expenses consist of salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees, costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative also remained relatively constant at $595,703 for the three-month period ended September 30, 2005 as compared to $589,519 for the three-month period ended September 30, 2004. We expect general, administrative and related fee expenses to increase in future periods as we continue to grow our operations. Specifically, we expect that marketing expenses will continue to increase as we expand our marketing efforts and promote our Internet monitoring solutions and related e-mail migration, e-mail data and directory management software and related services. We also expect labor costs and expense reimbursements to increase in the future as we continue to add more personnel to support our expanding sales and marketing efforts and as increased licenses result in higher overall sales commission expenses.

        Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees decreased $340,553 to $181,144 for the three-month period ended September 30, 2005 from $521,697 for the three-month period ended September 30, 2004. The decrease resulted primarily from $362,673 of non cash charges associated with amortization of deferred compensation on warrants issued to certain financial advisors incurred during 2004 without a corresponding charge in 2005.

        Research, Development and Product Support. Research and development expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing Stellar Internet monitoring solutions and product support. Research and development expenses also remained relatively constant at $27,200 for the three-month period ended September 30, 2005 as compared to $34,579 for the three-month period ended September 30, 2004. We expect research and development expenses to increase in future periods as we pursue future product and service development, enhance our existing Internet management solutions and e-mail migration, data and directory management solutions, enter into arrangements with additional technology partners, and our customer base continues to grow.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity and debt securities.

        Net cash used in operating activities was $701,824 for the three-month period ended September 30, 2005 compared to $480,959 for the three-month period ended September 30, 2004. The $220,865 increase in cash used in operating activities was due primarily to an increase in interest paid, an increase in accounts receivable, and an increase in prepaid show expenses.

        Net cash used in investing activities during the three-month period ended September 30, 2005 was $6,799 compared to $891,383 for the three-month period ended September 30, 2004. The substantial decrease in cash used in investing activities was due primarily to the cash payment in connection with the acquisition of CompuSven in 2004 without a similar transaction in 2005.

        Net cash used in financing activities during the three-month period ended September 30, 2005 was $7,831 compared to $17,798 for three-month period ended September 30, 2004. The $9,967 decrease in cash flows from financing activities was due primarily to a decrease in payments on capital leases and short-term obligations.

        At September 30, 2005, we had a working capital deficit of $1,238,900 as compared to a working capital deficit of $378,306 at June 30, 2005. The $860,594 decrease in working capital was due primarily to decreases in cash of $716,454 and debt issuance cost of $42,018 and to increases in convertible notes payable of $179,894.

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

        The Trident Note accrues interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is due the earlier of: (i) April 30, 2006; (ii) the closing date of our next public offering of our securities for our own account; or (iii) the date of any change of management control. The Trident Note is convertible in whole or in part at the option of Trident into shares of our common stock. The conversion price is subject to downward adjustment in the event that we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the conversion price in effect immediately prior to such issuance. The Trident Note contains a number of financial and negative covenants. The Trident Note contains a number of financial covenants, including maintaining adequate cash flow and a current ratio of not less than 1.5 to 1. Pursuant to anti-dilution adjustments, the conversion price is currently $.40 per share.

        In connection with the issuance of the Trident Note, we issued a Warrant to Trident to purchase 450,000 shares of our common stock. The Warrant is immediately exercisable at an exercise price, contains standard and customary cashless exercise provisions, and terminates five years from the date of grant. The exercise price is subject to downward adjustment in the event we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price less than the exercise price in effect immediately prior to such issuance. Pursuant to anti-dilution adjustments, the exercise price is currently $.40 per share.

        As of October 28, 2005, we had not been in compliance with any of the financial covenants included in the Trident Note for a period of thirty (30) days which constituted an event of default. On November 4, 2005, Trident waived the event of default and compliance with the financial covenants contained in the Trident Note for a period of 180 days and granted a waiver of certain negative covenants in order to permit us to issue additional securities to raise additional capital. In consideration of the forgoing waiver, we issued 211,833 shares of common stock and a warrant to purchase an additional 250,000 shares of common stock at an exercise price of $.40 per share to Trident.

        On November 10, 2005, we raised $1,000,000 through the issuance of 2,500,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock. The securities were sold in units consisting of two shares of common stock and one common stock purchase warrant at a purchase price of $.80 per unit. Each warrant is immediately exercisable at an exercise price of $.60 per share and expires three years from the date of grant.

        The foregoing constitutes our principal sources of financing during the past eighteen (18) months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Other than the repayment of the Trident Note in the amount of $1,600,000, we do not expect to incur any material capital expenditures during the next twelve (12) months.

        As of the date of this report, we have cash resources of approximately $935,000. We believe that our current cash resources, expected recurring monthly revenue and revenue, from new customers, will not be sufficient to sustain our current operations for the next twelve (12) months. We are currently seeking to obtain additional financing through sales of equity securities in order to execute our business plan and finance possible acquisitions of technologies, assets, businesses or companies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations and any plans we may have to acquire such technologies, assets, businesses or companies.

OFF-BALANCE SHEET ARRANGEMENTS

         As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

                                  RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Report on Form 10-QSB and our other filings with the Securities and Exchange Commission before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

BASED ON OUR RECURRING LOSSES FROM OPERATIONS, OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN THEIR OPINION AS TO THE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations through June 2006 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue, have experienced substantial losses, including approximately $6 million during the year ended June 30, 2005, approximately $900,000 during the three-month period ended September 30, 2005 and we currently have negative working capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2005 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

        We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2005, we had an accumulated deficit of approximately $13.4 million. We incurred net losses to common shareholders of approximately $6 million during the year ended June 30, 2005, and approximately $900,000 during the three-month period ended September 30, 2005. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

    o   expand our domestic and international selling and marketing activities;

    o increase our research and development efforts to upgrade our existing SIM solutions, develop new products and technologies and serve our expanding customer base;

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

OUR FUTURE SUCCESS DEPENDS ON OUR EXISTING CUSTOMERS RENEWING AND PURCHASING ADDITIONAL LICENSES OF OUR SIM SOLUTIONS.

        Our future success depends on our ability to achieve substantial revenue from customer renewals for licenses of our SIM solutions. Licenses for our SIM solutions typically have durations of 12 to 36 months, and our customers have no obligation to renew such licenses upon expiration. As a result, we may be unable to generate significant revenue from renewals. In order to maintain our revenue, we must be successful in renewing our license agreements.

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

        We expect that a substantial amount of our revenue for the foreseeable future will come from the licensing of our SIM solutions. Upon execution of a licensing agreement, we invoice our customers for the full term of the licensing agreement. We then recognize revenue from customers monthly over the terms of their licensing agreements, which typically have durations of 12 to 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from license agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may not be a reliable indicator of market acceptance of our SIM solutions.

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

BECAUSE WE EXPECT OUR FUTURE GROWTH TO BE DRIVEN PRIMARILY FROM LICENSING FEES FOR OUR SIM SOLUTIONS, ANY FAILURE OF THIS PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MEANINGFUL MARKET ACCEPTANCE MAY SERIOUSLY HARM OUR BUSINESS.

        We expect that substantially all of our future growth will be from licensing fees for our SIM solutions. If, for any reason, revenues from the licensing of our SIM solutions decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our SIM solutions fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our SIM solutions will achieve any meaningful market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of our SIM solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our SIM solutions. Any failure or delay in diversifying our existing offering could harm our business, financial condition and results of operations.

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

        We have experienced rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

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

                         RISKS ASSOCIATED WITH OUR STOCK

NEW INVESTORS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION IN THE TANGIBLE NET BOOK VALUE OF THEIR SHARES.

        As of the date of this report, the market price of our common stock significantly exceeds the net tangible book value of our common stock. The book value of one share of our common as of September 30, 2005 was $.02. As a result, investors purchasing common stock in the market will incur substantial dilution. In addition, we have issued warrants and options to acquire shares of common stock at prices significantly below the current market price of our common stock, the exercise of which will likely result in additional dilution when and if they are exercised.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

        The sale of a large number of shares of our common stock in the market, or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 29,190,969 shares of common stock outstanding, of which 23,158,860 shares are "restricted securities," as that term is defined in Rule 144 of the Securities Act. We are in the process of registering the public resale of 8,998,715 of these restricted shares which will be freely tradable without restriction or further registration under the Securities Act, unless such shares are purchased by our affiliates. Accordingly, we expect that 15,530,824 of our outstanding shares of common stock will either be freely tradable without restriction or subject to an effective registration statement. The remaining 16,160,145 shares of common stock continue to be restricted securities, of which 10,948,312 are currently eligible for sale under Rule 144 of the Securities Act. We are also in the process of registering the public resale of up to 4,296,751 additional shares of common stock underlying various warrants and a convertible promissory note. None of our directors, executive officers or other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

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

ITEM 3.   CONTROLS AND PROCEDURES.

        An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President ("President") and Chief Financial Officer ("CFO"). Based upon that evaluation, our President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the year ended June 30, 2005, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

        There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        1. On November 4, 2005, we issued 211,833 shares of common stock and warrants to purchase 250,000 shares of Common Stock to Trident Growth Fund, Ltd. ("Trident") in consideration of Trident's waiver of an event of default and certain covenants under the $1.6 million secured note we note previously issued to Trident. The warrants are immediately exercisable at an exercise price of $.40 per share and terminate five years from the date of grant. The forgoing securities were issued in a private placement transaction to one institutional accredited investor pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), without engaging in any general solicitation or advertising of any kind and without payment of underwriting discounts or commissions to any person.

        2. On November 10, 2005, we sold 2,500,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock for aggregate gross proceeds of $1,000,000. The securities were sold in units consisting of two shares of common stock and one common stock purchase warrant at a purchase price of $.80 per unit. Each warrant is immediately exercisable at an exercise price of $.60 per share and expires three years from the date of grant. The foregoing securities were issued to Dromen Securities Ltd., an institutional accredited investor and who is not a "U. S. person," pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act. We paid a financial advisory fee in the amount of $50,000 to an independent third party consultant in connection with this transaction.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

        On April 1, 2005, we issued a $1,600,000 principal amount secured convertible promissory note (the "Trident Note") to Trident. The Trident Note contains a number of financial covenants, including maintaining adequate cash flow and a current ratio of not less than 1.5 to 1. As of October 28, 2005, we had not been in compliance with any of the financial covenants included in the Trident Note for a period of thirty (30) days which constituted an event of default. As a result, Trident had the right to accelerate repayment of all amounts owed under the Trident Note, interest accrued at the default rate of up to 21% per annum, and we were required to issue shares of common stock to Trident equal to .1% of our outstanding shares each day until the default was cured. On November 4, 2005, Trident waived the event of default and waived compliance with all financial covenants contained in the Trident Note for a period of 180 days. In consideration for the wavier, we issued 211,833 shares of common stock and warrants to purchse 250,000 shares of Common Stock to Trident.

ITEM 5.        OTHER INFORMATION.

        Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement.

        The Trident Note contains a number financial covenants, including maintaining adequate cash flow and a current ratio of not less than 1.5 to 1. The forgoing covenants did not become effective until 180 days after issuance of the Note, or September 28, 2005. On that date, we were not in compliance with the covenants which triggered a cure period to become compliant. Upon expiration of the thirty (30) day cure period, we remained non compliant which constituted an event of default under the Trident Note. As a result, Trident had the right to accelerate repayment of all amounts owed under the Trident Note, interest accrued at the default rate of up to 21% per annum, and we were required to issue shares of common stock to Trident equal to .1% of our outstanding shares each day until the default was cured. See "Item 3 Defaults Upon Senior Securities" above.

ITEM 6.        EXHIBITS.

        The following exhibits are included herein:

Exhibit No.                              Exhibit
-----------    ----------------------------------------------------------------
   10.1        Waiver Letter dated November 4, 2005 by and between the Company and Trident Growth Fund Ltd.

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

                                                      STELLAR TECHNOLOGIES, INC.

Date:  November 14, 2005                              /s/ Richard A. Schmidt
                                                      --------------------------
                                                      Richard A. Schmidt
                                                      Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                            Description
--------------      ------------------------------------------------------------
     10.1           Waiver Letter dated November 4, 2005 by and between the
                    Company and Trident Growth Fund Ltd.

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