Form 10QSB/A
period 2004-12-31
STELLAR TECHNOLOGIES, INC.
filed 2005-12-23
CIK 1132590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


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

Yes  [ X ]   No  [   ]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  [   ]   No  [ X ]


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

         Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                                EXPLANATORY NOTE

         Stellar Technologies, Inc. ("the Company") is filing this Amendment No. 1 ("the Amendment") to our Quarterly Report on Form 10-QSB for the three-month period ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC") on February 14, 2005 ("the Original Report") to restate our financial statements for the quarter then ended. After analyzing certain issues identified by the SEC during a regulatory review of our financial statements in connection with our filing of a registration statement on Form SB-2 and in connection with our annual audit process, we determined that: (i) the valuation of certain identifiable assets we acquired upon on our acquisition of CompuSven, Inc. (CompuSven) included in the Original Report was incorrect; (ii) the amortization of deferred compensation related to certain warrants we issued in June 2004 to a financial consultant under a three year consulting agreement should have been amortized over the six month vesting period of the warrant rather than the three year term of the consulting agreement; and (iii) we were no longer a development stage company under U.S. generally accepted accounting principles.

         We have restated our interim condensed consolidated financial statements as of December 31, 2004 and for the interim period then ended accordingly. As more fully explained in Note 6 - Acquisition of CompuSven appearing in Item 1 of Part I of this Amendment, we increased the values assigned to the E-Mail shuttle migration software and to the employment contract with a former officer of CompuSven and decreased the value assigned to customer relationships. The net result was to decrease the amount of goodwill on our balance sheet as of December 31, 2004 and increase the amortization expenses in our condensed consolidated statements of operations for the three and six months ended December 31, 2004. As more fully explained in Note 2 - Restatement appearing in Item 1 of Part I of this Amendment, the restatement has:

o impacted our condensed consolidated balance sheet as of December 31, 2004 to increase property and equipment, net, intangible assets, net, and accumulated deficit and to decrease goodwill, total assets, deferred compensation, and total stockholders equity; and

o impacted our condensed consolidated statement of operations for the three and six months ended December 31, 2004 by increasing depreciation and amortization, loss from operations, net loss, loss per common share, and professional fees.

         Corresponding revisions have been made to Managements Discussion and Analysis appearing in Item 2 of Part I of this Amendment.

         We have also revised the presentation of our interim condensed consolidated financial statements to reflect that we are no longer a development stage company.

         With the exception of the events set forth in Notes 2 and 6 appearing in Item 1 of Part I of this Amendment, this Amendment does not reflect events that have occurred after February 14, 2005, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended December 31, 2004 and corresponding changes to Item 2 of Part I of this Amendment, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to February 14, 2005. We have supplemented Item 6 of Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

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



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           STELLAR TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                                   December 31,      June 30,
                                                                       2004            2004
                                                                   ------------    ------------
                                                                    (Restated)
 Current assets
    Cash                                                           $    937,869    $  3,036,682
    Accounts receivable                                                 190,745         124,976
    Prepaid expenses and other assets                                    12,893         132,857
    Advances                                                               --            22,000
                                                                   ------------    ------------
 Total current assets                                                 1,141,507       3,316,515
 Property and equipment, net                                            323,718          75,193
 Cost based investment                                                  400,000         400,000
 Deposits                                                                73,308            --
 Goodwill                                                               863,907            --
 Intangible assets, net                                                 214,855            --
                                                                   ------------    ------------
                                                                   $  3,017,295    $  3,791,708
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Convertible notes payable                                     $       --      $    493,084
     Short-term notes                                                   120,811            --
     Current portion of obligations under capital leases                  4,088           4,088
     Accounts payable and accrued expenses                              265,730         181,772
     Deferred revenues                                                  359,185         136,662
                                                                   ------------    ------------

 Total current liabilities                                              749,814         815,606
                                                                   ------------    ------------

     Deferred revenues                                                   43,011          28,106
     Obligations under capital leases, net of current portion             4,623           6,607
                                                                   ------------    ------------

 Total long-term liabilities                                             47,634          34,713
                                                                   ------------    ------------

 Total liabilities                                                      797,448         850,319
                                                                   ------------    ------------

 Stockholders' equity
    Preferred stock, no par value; authorized 10,000,000 shares;
      zero shares issued and outstanding                                   --              --
    Common stock, no par value; authorized 100,000,000 shares
      26,439,136 and 25,759,558 shares issued, and outstanding
      as of December 31, 2004 and June 30, 2004, respectively            26,440          25,760
 Additional paid-in capital                                          12,313,207      10,188,499
 Deferred compensation                                                     --          (725,346)
 Accumulated deficit                                                (10,119,800)     (6,547,524)
                                                                   ------------    ------------
 Total stockholders' equity                                           2,219,847       2,941,389
                                                                   ------------    ------------
                                                                   $  3,017,295    $  3,791,708
                                                                   ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                                     December 31,                  December 31,
                                             ------------------------------- ---------------------------
                                                 2004            2003            2004           2003
                                             ------------    ------------    ------------    ------------
                                               (Restated)                      (Restated)
Revenues                                     $    254,366    $     69,418    $    452,347    $     98,418
                                             ------------    ------------    ------------    ------------

Expenses
    Depreciation and amortization expense          40,014          10,145          77,090          19,906
    Labor costs and expense reimbursements        391,078         110,992         774,857         255,028
    Management fees, related party                   --            29,000            --            57,250
    General and administrative                    161,714          50,134         297,022         102,019
    Professional fees                             496,039          (2,718)      1,017,736           4,535
    Marketing                                      45,963          40,306          84,341          61,293
    Research, development and product support     117,937          86,826         152,516         109,625
    Office rents                                   34,512          10,767          66,566          16,123
    Loan impairment                                  --              --              --              --
    Impairment of goodwill                           --           121,595            --           121,595
    Subsidiary loan impairment                       --              --              --              --
                                             ------------    ------------    ------------    ------------

Total expenses                                  1,287,257         457,047      (2,470,128)        747,374
                                             ------------    ------------    ------------    ------------

Loss from operations                           (1,032,891)       (387,629)     (2,017,781)       (648,956)
                                             ------------    ------------    ------------    ------------

Other income (expense)
    Investee losses                                  --              --              --              --
    Interest and money market dividends             3,541             453           5,910             642
    Gains (losses) in trading securities             --            17,103            --            41,710
    Interest expense                                 --              --        (1,560,405)           --
                                             ------------    ------------    ------------    ------------

Total other income (expense)                        3,541          17,556      (1,554,495)         42,352
                                             ------------    ------------    ------------    ------------

Net Loss                                       (1,029,350)       (370,073)     (3,572,276)       (606,604)

Preferred stock dividend                             --              --              --              --
                                             ------------    ------------    ------------    ------------

Net loss to common stockholders              $ (1,029,350)   $   (370,073)   $ (3,572,276)   $   (606,604)
                                             ============    ============    ============    ============

Pro Forma Information
    Net loss                                                 $   (370,073)                   $   (606,604)
    Pro forma tax provision                                           --                              --
                                                             ------------                    ------------

Pro forma net loss                                           $   (370,073)                   $   (606,604)
                                                             ============                    ============

Basic and diluted loss per common share      $      (0.04)   $      (0.02)   $      (0.14)   $      (0.04)
                                             ============    ============    ============    ============

Basic and diluted weighted average common
  shares outstanding                           26,406,935      17,138,413      26,359,081      16,345,034
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

                           STELLAR TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                          Common Stock          Additional
                                    --------------------------    Paid-in           Deferred           Accumulated
                                     Shares           Amount      Capital         Compensation          Deficit           Total
                                    ----------   ------------   ------------      ------------        ------------    ------------
Balance at June 30, 2004            25,759,558   $     25,760   $ 10,188,499      $   (725,346)       $ (6,547,524)   $  2,941,389
                                    ==========   ============   ============      ============        ============    ============

Exercised warrants                      22,570             23            (23)             --                  --              --

Exercised options                       12,500             12         29,988              --                  --            30,000

Conversion of convertible notes        601,155            602      1,502,286              --                  --         1,502,888

Convertible note discount                 --             --          442,500              --                  --           442,500

Shares issued for CompuSven
   acquisition                          43,353             43        149,957              --                  --           150,000

Amortization of deferred
   compensation for six months
   (restated)                             --             --             --             725,346                --           725,346

Net loss (restated)                       --             --             --                --            (3,572,276)     (3,572,276)
                                    ----------   ------------   ------------      ------------        ------------    ------------
Balance at December 31, 2004        26,439,136   $     26,440   $ 12,313,207      $       --          $(10,119,800)   $  2,219,847
                                  ============   ============   ============      ============        ============    ============



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months
                                                               Ended December 31,
                                                          --------------------------
                                                             2004            2003
                                                          -----------    -----------
Net cash used in operating activities                     $(1,184,784)   $  (344,180)
                                                          -----------    -----------

Cash flows provided by (used in) investing activities
    Purchase of property and equipment                        (19,469)       (18,296)
    Checks issued in excess of funds acquired under
      merger with International Travel CD                        --             --
    Acquisition of CompuSven, net of cash assumed            (890,324)          --
    Purchase of investee interest, net of cash assumed           --             --
    Advances to investees                                        --             --
                                                          -----------    -----------
Net cash used in investing activities                        (909,793)       (18,296)
                                                          -----------    -----------
Cash flows from financing activities
    Advances                                                     --             --
    Principal payments on (proceeds from) capital
        leases and short-term obligations                     (34,236)          (527)
    Offering costs paid                                          --          (35,599)
    Proceeds from sale of treasury stock                         --             --
    Gain from sale of treasury stock                             --             --
    Proceeds from sales of preferred stock and warrants          --             --
    Proceeds from sales of common stock                        30,000        800,000
    Proceeds from sale of convertible notes                      --             --
                                                          -----------    -----------

Net cash provided by (used in) financing activities            (4,236)       763,874
                                                          -----------    -----------
Net increase (decrease) in cash                            (2,098,813)       401,398

Cash and cash equivalents, beginning of period              3,036,682         23,322
                                                          -----------    -----------
Cash and cash equivalents, end of period                  $   937,869    $   424,720
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



                                                          Three Months Ended               Six Months Ended
                                                             December 31,                    December 31,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------

Net loss to common stockholders, as reported         $ (1,029,350)   $   (370,073)   $ (3,572,276)   $   (606,604)

Add: Stock-based employee/director compensation
   included in reported net loss determined
   under APB No. 25, net of related tax effects              --              --              --              --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of related tax
   effects                                               (289,236)           --          (578,472)           --
                                                     ------------    ------------    ------------    ------------

Pro forma net loss                                   $ (1,318,586)   $   (370,073)   $ (4,150,748)   $   (606,604)
                                                     ============    ============    ============    ============

   Loss per share basic and diluted - as reported    $      (0.04)   $      (0.02)   $      (0.14)   $      (0.04)
   Loss per share basic and diluted - pro forma      $      (0.05)   $      (0.02)   $      (0.16)   $      (0.04)

Shares used in basic and diluted loss per share
   amounts                                             26,406,935      17,138,413      26,359,081      16,345,034
                                                     ============    ============    ============    ============



Accounting Policies Not Previously Disclosed

The Company recorded goodwill and other intangibles as a result of the acquisition of CompuSven, Inc. (see Note 6). The accounting policy of the Company is as follows:

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


NOTE 2 - RESTATEMENT

The unaudited consolidated financial statements as of and for the quarter and six months ended December 31, 2004 were restated as a result of the determination by management that a) the valuation of certain indentifiable intangible assets associated with the purchase of CompuSven, Inc. (See Note 6) was incorrect, and b) the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement should be amortized over the vesting period rather than the term of the consulting agreement.

The effects on the consolidated balance sheet as of December are as follows:

                                        As Previously
                                          Reported            Restated
                                        -------------      --------------
Property and equipment, net             $      78,468      $      323,718
Goodwill                                    1,238,907             863,907
Intangible assets, net                        131,708             214,855
Total assets                                3,063,898           3,017,295
Deferred compensation                        (601,002)                 --
Accumulated deficit                        (9,472,195)        (10,119,800)
Total stockholders' equity              $   2,266,450      $    2,219,847

The effects on the consolidated statement of operations for the three and six months ended December 31, 2004 are as follows:

                                        As Previously
                                          Reported            Restated
                                        -------------      --------------
Three months:
   Depreciation and amortization        $      14,594      $       40,014
   Professional fees                          161,714             496,039
   Loss from operations                      (706,970)         (1,066,715)
   Net loss                                  (703,429)         (1,029,350)
   Loss per common share                $       (0.03)     $        (0.04)

Six months:
   Depreciation and amortization        $      30,487      $       77,090
   Professional fees                          297,022           1,017,736
   Loss from operations                    (1,370,176)         (2,017,128)
   Net loss                                (2,924,671)         (3,572,276)
   Loss per common share                $       (0.11)     $        (0.14)

NOTE 3 - NET LOSS PER SHARE

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

                           STELLAR TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - LIQUIDITY

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

NOTE 5 - ACCOUNTS RECEIVABLE

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

NOTE 6 - ACQUISITION OF COMPUSVEN

On July 14, 2004, the Company purchased 100% of the common stock of CompuSven, Inc. ("CompuSven"). The primary reason for this acquisition was to obtain the E-Mail migration line of business and the systems design and development knowledge which will help the Company in the design and development its internet management monitoring and reporting systems. The purchase price of the CompuSven common stock was $869,379 paid in cash plus a total of 43,353 shares of Company common stock valued at $150,000. Transaction costs associated with the acquisition totaled $17.219.

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

               Current assets                $  101,663
               Property and equipment           284,293
               Goodwill                         863,906
               Intangible assets                250,000
               Other assets                       3,500
                                             ----------
                                             $1,503,362
                                             ==========

               Current liabilities              406,245
               Long-term deferred revenue         6,519
                                             ----------
                  Total Liabilities             466,764
                                             ----------
                  Total purchase price       $1,036,598
                                             ==========

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The amount assigned to intangible assets represents customer relationships and employement contracts, and was based on an independent appraisal. The intangible assets will be amortized on a straight-line basis over periods ranging 3 to 5 years.

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

The following pro forma presentation shows the effect on loss from operations, net loss and loss per share assuming the Company's acquisition of CompuSven took place on July 1, 2003:

                                                                         Pro Forma
                                                              Six Months Ended December 31, 2003
                                            ---------------------------------------------------------------------
                                            Historical          CompuSven          Adjustments          Combined
                                            ----------         ------------        ------------         ---------
Revenue                                     $   98,418         $    653,090        $       --          $  751,508
                                            ==========         ============        ============        ==========

Income (loss) from operations                 (648,956)             291,936             (65,340)(1)      (422,360)
                                            ==========         ============        ============        ==========

Net income (loss)                           $ (606,604)        $    280,419        $    (65,340)       $ (391,525)
                                            ==========         ============        ============        ==========

Basic and diluted loss per share                                                                       $    (0.02)
                                                                                                       ==========
Basic and diluted weighted average common shares outstanding                                           16,345,034
                                                                                                       ==========

(1) Depreciation and amortization of customer relationship intangible, software, and employment contract.


                                                                         Pro Forma
                                                              Three Months Ended December 31, 2003
                                            ---------------------------------------------------------------------
                                            Historical          CompuSven          Adjustments          Combined
                                            ----------         ------------        ------------         ---------


Revenue                                     $   69,418         $    290,862        $        --         $   360,280
                                            ==========         ============        ============       ===========

Income from operations                        (387,629)             121,043             (32,670)(1)      (299,256)
                                            ==========         ============        ============       ===========

Net income (loss)                           $ (370,073)        $    115,340        $    (32,670)      $  (287,403)
                                            ==========         ============        ============       ===========

Basic and diluted loss per share                                                                      $     (0.02)
                                                                                                      ===========

Basic and diluted weighted average common shares outstanding                                           17,138,413
                                                                                                      ===========

       (1) Depreciation and amortization of customer relationship intangible, software, and employment contract.

                           STELLAR TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - CONVERTIBLE NOTES PAYABLE


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

                           STELLAR TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - STOCKHOLDERS' EQUITY


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

OVERVIEW OF THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003


         Our revenue during the three and six months ended December 31, 2004 showed substantial improvement over the corresponding periods in 2003. Our growth in revenue of $184,948 and $353,929 during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods in 2003, was driven by a number of factors including increased customer adoption of our SIM solutions, revenues from the EMS solutions we obtained from our acquisition of CompuSven, and growth in our targeted customer groups. We recorded increases in net loss of $659,277 and $2,965,672 during the three and six months ended December 31, 2004, respectively, as compared to the corresponding periods in 2003. A substantial portion of the increase was due to one-time charges of $1,560,405 for interest expense that consisted primarily of non-cash charges resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004 and $725,346 for amortization of deferred compensation related to a warrant we issued to a financial consultant, and the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. The balance of the increase was due to increases in labor costs and expense reimbursements, general and administrative expenses, expenses associated with our acquisition of CompuSven, and costs associated with becoming a public company.

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

         General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $605,082, or 695%, to $692,265 for the three-month period ended December 31, 2004 from $87,183 for the three-month period ended December 31, 2003. The increase resulted primarily from a $498,757 increase in professional fees which consisted largely of non-cash charges of $334,325 associated with the amortization of deferred compensation related to a warrant we issued to a financial consultant, the addition of approximately $92,503 of fees related to compliance with our reporting obligations under federal securities laws, a $111,580 increase in general and administrative expenses due primarily to the addition of $30,794 in general and administrative costs attributable to our acquisition of CompuSven and investor relations activities of $28,377, and a $23,745 increase in rent resulting from lease payments attributable to a second office that we opened in November, 2003 and the addition of lease payments of $17,933 attributable to a third office that we became responsible for in connection with our acquisition of CompuSven. These amounts were offset by a $29,000 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc. We expect general, administrative and related fee expenses to increase in future periods as a result of increased costs associated with growth in our operations.



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


         General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $1,201,397, or 668%, to $1,381,324 for the six-month period ended December 31, 2004 from $179,927 for the six-month period ended December 31, 2003. The increase resulted primarily from a $1,013,201 increase in professional fees consisting of non-cash charges of $725,346 associated with the amortization of deferred compensation related to a warrant we issued to a financial consultant, the preparation and filing of a registration statement with the Securities Exchange Commission ("SEC"), and compliance with our reporting obligations under federal securities laws, a $195,003 increase in general and administrative expenses due primarily to the addition of $30,794 in general and administrative costs attributable to our acquisition of CompuSven and investor relations activities of $50,380, and a $50,443 increase in rent resulting from lease payments attributable to a second office that we opened in November, 2003 and the addition of lease payments of $33,375 attributable to a third office that we became responsible for in connection with our acquisition of CompuSven. These amounts were offset by a $57,250 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc.

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

                                              STELLAR TECHNOLOGIES, INC.




Date:  December 22, 2005                      /s/ John Baker
                                              ----------------------
                                              John Baker
                                              Chief Financial Officer

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