Form 10QSB/A
period 2005-03-31
STELLAR TECHNOLOGIES, INC.
filed 2005-12-23
CIK 1132590

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

Yes  [ ]  No  [X]

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

        Transitional Small Business Disclosure Format(check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

         Stellar Technologies, Inc. ("the Company") is filing this Amendment No. 1 ("the Amendment") to our Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2005 filed with the Securities and Exchange Commission ("SEC") on May 16, 2005 ("the Original Report") to restate our financial statements for the quarter then ended. After analyzing certain issues identified by the SEC during a regulatory review of our financial statements in connection with our filing of a registration statement on Form SB-2 and in connection with our annual audit process, we determined that: (i) the valuation of certain identifiable assets we acquired upon on our acquisition of CompuSven, Inc. ("CompuSven") included in the Original Report was incorrect; (ii) the amortization of deferred compensation related to certain warrants we issued in June 2004 to a financial consultant under a three year consulting agreement should have been amortized over the six month vesting period of the warrant rather than the three year term of the consulting agreement; (iii) we did not properly account for the modification of terms related to the issuance of options granted to a former employee; and (iv) we were no longer a development stage company under U.S. generally accepted accounting principles.

         We have restated our interim condensed consolidated financial statements as of March 31, 2005 and for the interim period then ended accordingly. As more fully explained in Note 6 - Acquisition of CompuSven appearing in Item 1 of Part I of this Amendment, we increased the values assigned to the E-Mail shuttle migration software and to the employment contract with a former officer of CompuSven and decreased the value assigned to customer relationships. The net result was to decrease the amount of goodwill on our balance sheet as of March 31, 2005 and increase the amortization expenses in our condensed consolidated statements of operations for the three and nine months ended March 31, 2005. As more fully explained in Note 2 - Restatement appearing in Item 1 of Part I of this Amendment, the restatement has:

              o impacted our condensed consolidated balance sheet as of March 31, 2005 to increase property and equipment, net and intangible assets, net, to decrease goodwill, total assets, deferred compensation, and total stockholders' equity, and to eliminate deferred compensation;

              o impacted our condensed consolidated statement of operations for the three months ended March 31, 2005 by increasing depreciation and amortization, loss from operations, net loss, and loss per common share and decreasing professional fees; and

              o impacted our condensed consolidated statement of operations for the nine months ended March 31, 2005 by increasing depreciation and amortization, professional fees, loss from operations, net loss, and loss per common share.

         Corresponding revisions have been made to Management's Discussion and Analysis appearing in Item 2 of Part I of this Amendment.

         We have also revised the presentation of our interim condensed consolidated financial statements to reflect that we are no longer a development stage company.

         With the exception of the events set forth in Notes 2 and 6 appearing in Item 1 of Part I of this Amendment, this Amendment does not reflect events that have occurred after May 16, 2005, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended March 31, 2005 and corresponding changes to Item 2 of Part I of this Amendment, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to May 16, 2005. We have supplemented Item 6 of Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

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

Signatures

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           STELLAR TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                     ASSETS
                                   (unaudited)

                                                                               March 31,          June 30,
                                                                                 2005               2004
                                                                            ---------------   ---------------
                                                                               (Restated)
Current assets
  Cash                                                                      $       258,740   $     3,036,682
  Accounts receivable                                                               167,241           124,976
  Prepaid expenses and other assets                                                   3,660           132,857
  Advances                                                                                -            22,000
                                                                            ---------------   ---------------
Total current assets                                                                429,641         3,316,515

Property and equipment, net                                                         340,634            75,193
Cost based investment                                                               400,000           400,000
Deposits                                                                             64,107                 -
Goodwill                                                                            863,907                 -
Intangible assets, net                                                              195,685                 -
                                                                            ---------------   ---------------
                                                                            $     2,293,974   $     3,791,708
                                                                            ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Convertible notes payable                                                 $             -   $       493,084
  Short-term notes                                                                  112,323                 -
  Current portion of obligations under capital leases                                 4,420             4,088
  Accounts payable and accrued expenses                                             222,021           181,772
  Deferred revenues                                                                 323,687           136,662
                                                                            ---------------   ---------------
Total current liabilities                                                           662,451           815,606
                                                                            ---------------   ---------------
  Deferred revenues                                                                  44,634            28,106
  Obligations under capital leases, net of current portion                            3,254             6,607
                                                                            ---------------   ---------------
Total long-term liabilities                                                          47,888            34,713
                                                                            ---------------   ---------------
                                                                                    710,339           850,319
                                                                            ---------------   ---------------

Stockholders' equity
  Preferred stock, no par value; authorized 10,000,000 shares;
   zero shares issued and outstanding                                                     -                 -
  Common stock, $0.001 per share par value; authorized 100,000,000 shares
   26,439,136 and 25,759,558 shares issued, and outstanding
   as of March 31, 2005 and June 30, 2004, respectively                              26,440            25,760
Additional paid-in capital                                                       12,385,720        10,188,499
Deferred compensation                                                                     -          (725,346)
Accumulated deficit                                                             (10,828,525)       (6,547,524)
                                                                            ---------------   ---------------
Total stockholders' equity                                                        1,583,635         2,941,389
                                                                            ---------------   ---------------
                                                                            $     2,293,974   $     3,791,708
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

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                        March 31,                         March 31,
                                             -------------------------------   -------------------------------
                                                  2005             2004             2005             2004
                                             --------------   --------------   --------------   --------------
                                                (Restated)                       (Restated)
Revenues                                     $      197,879   $       59,413   $      650,226   $      157,831

Expenses
    Depreciation and amortization expense            41,137           11,314          118,227           31,220
    Labor costs and expense reimbursements          465,063          261,761        1,239,920          516,789
    Management fees, related party                        -           79,500                -          136,750
    General and administrative                      228,563           95,417          525,585          197,436
    Professional fees                                79,915          151,749        1,097,651          156,284
    Marketing                                        29,215           28,875          113,556           90,168
    Research, development and product
     support                                         13,478           54,203          165,994          163,828
    Office rents                                     50,662            5,407          117,228           21,530
    Loan impairment                                       -                -                -                -
    Impairment of goodwill                                -                -                -          121,595
    Subsidiary loan impairment                            -                -                -                -
                                             --------------   --------------   --------------   --------------
Total expenses                                      908,033          688,226        3,378,161        1,435,600
                                             --------------   --------------   --------------   --------------
Loss from operations                               (710,154)        (628,813)      (2,727,935)      (1,277,769)
                                             --------------   --------------   --------------   --------------
Other income (expense)
    Investee losses                                       -                -                -                -
    Interest and money market dividends               1,429            2,157            7,340            2,799
    Gains (losses) in trading securities                  -          138,393                -          180,103
    Interest expense                                      -                -       (1,560,406)               -
                                             --------------   --------------   --------------   --------------
Total other income (expense)                          1,429          140,550       (1,553,066)         182,902
                                             --------------   --------------   --------------   --------------
Net Loss                                           (708,725)        (488,263)      (4,281,001)      (1,094,867)

Preferred stock dividend                                  -        1,767,750                -        1,767,750
                                             --------------   --------------   --------------   --------------
Net loss to common stockholders              $     (708,725)  $   (2,256,013)  $   (4,281,001)  $   (2,862,617)
                                             ==============   ==============   ==============   ==============

Pro Forma Information
    Net loss                                                                                    $   (2,862,617)
    Pro forma tax provision                                                                                  -
                                                                                                --------------
Pro forma net loss                                                                              $   (2,862,617)
                                                                                                ==============

Basic and diluted loss per common share      $        (0.03)  $        (0.10)  $        (0.16)  $        (0.15)
                                             ==============   ==============   ==============   ==============

Basic and diluted weighted average
 common shares outstanding                       26,439,136       23,743,865       26,402,031       18,713,637
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

                           STELLAR TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                         Common Stock       Additional
                                  -----------------------     Paid-in      Deferred       Accumulated
                                     Shares       Amount      Capital    Compensation       Deficit        Total
                                  ------------  ---------  ------------  ------------    -------------  ------------
Balance at June 30, 2004            25,759,558  $  25,760  $ 10,188,499  $   (725,346)   $  (6,547,524) $  2,941,389
                                  ------------  ---------  ------------  ------------    -------------  ------------
Exercised warrants                      22,570         23           (23)            -                -             -
Exercised options                       12,500         12        29,988             -                -        30,000
Conversion of convertible notes        601,155        602     1,502,286             -                -     1,502,888
Convertible note discount                    -          -       442,500             -                -       442,500
Shares issued for CompuSven
 acquisition                            43,353         43       149,957             -                -       150,000
Modification of Options (restated)                               72,513                                       72,513
Amortization of deferred
 compensation (restated)                     -          -             -       725,346                        725,346
Net loss (restated)                          -          -             -             -       (4,281,001)   (4,281,001)
                                  ------------  ---------  ------------  ------------    -------------  ------------
Balance at March 31, 2005           26,439,136  $  26,440  $ 12,385,720  $          -    $ (10,828,525) $  1,583,635
                                  ============  =========  ============  ============    =============  ============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine Months
                                                                Ended March 31,
                                                        -------------------------------
                                                             2005             2004
                                                        --------------   --------------
Net cash used in operating activities                   $   (1,808,253)  $     (461,626)
                                                        --------------   --------------

Cash flows provided by (used in) investing activities
  Purchase of property and equipment                           (65,603)         (20,971)
  Checks issued in excess of funds acquired under
   merger with International Travel CD                               -         (109,086)
  Acquisition of CompuSven, net of cash assumed               (890,324)
  Purchase of investee interest, net of cash assumed                 -                -
  Advances to investees                                              -                -
                                                        --------------   --------------
Net cash used in investing activities                         (955,927)        (130,057)
                                                        --------------   --------------

Cash flows from financing activities
  Advances                                                           -                -
  Principal payments on (proceeds from) capital
   leases and short-term obligations                           (43,762)               -
  Offering costs paid                                                -          (39,348)
  Proceeds from sale of treasury stock                               -                -
  Gain from sale of treasury stock                                   -           59,163
  Proceeds from sales of preferred stock and warrants                -        1,767,750
  Proceeds from sales of common stock                           30,000        1,121,100
  Proceeds from sale of convertible notes                            -                -
                                                        --------------   --------------
Net cash provided by (used in) financing activities            (13,762)       2,908,665
                                                        --------------   --------------
Net increase (decrease) in cash                             (2,777,942)       2,316,982
Cash and cash equivalents, beginning of period               3,036,682           23,322
                                                        --------------   --------------
Cash and cash equivalents, end of period                $      258,740    $   2,340,304
                                                        ==============    =============

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

For periods before the merger, the operations and financial statements of the Company are those of Stellar, LLC formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. In November of 2000, Stellar LLC and IO Ventures, LLC ("IO") formed Stellar Business Builders, LLC ("SBB") for the purpose of acquiring and managing the operations of its startup affiliates. Stellar LLC and IO each owned 50% of SBB. In May and June of 2001, Stellar Business Builders, LLC formed two wholly-owned subsidiaries, Stellar Internet Monitoring, LLC ("SIM") (formerly known as ICaughtYou, LLC), whose principal activity is providing companies with the ability to monitor their employee usage of the internet, and Kidweb, LLC ("KW"), whose primary activity was providing a web site development suite targeted directly at children. In November 2003, the Company purchased IO's remaining 50% interest in SBB for $100,000 in cash and as a result, SBB became a wholly-owned subsidiary of the Company.

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

                                                                 Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,
                                                          --------------------------------    --------------------------------
                                                               2005              2004              2005              2004
                                                          --------------    --------------    --------------    --------------
Net loss to common stockholders, as reported              $     (708,725)   $   (2,256,013)   $   (4,281,001)   $   (2,862,617)

Add: Stock-based employee/director compensation
 included in reported net loss determined
 under APB No. 25, net of related tax effects                          -                 -                 -                 -
Deduct: Total stock-based employee/director
 compensation expense under the fair value based
 method for all awards, net of related tax effects              (289,236)         (192,787)         (867,708)         (192,787)
                                                          --------------    --------------    --------------    --------------
Pro forma net loss                                        $     (997,961)   $   (2,448,800)   $   (5,148,709)   $   (3,055,404)
                                                          ==============    ==============    ==============    ==============

  Loss per share basic and diluted - as reported          $        (0.03)   $        (0.10)   $        (0.16)   $        (0.15)
  Loss per share basic and diluted - pro forma            $        (0.04)   $        (0.10)   $        (0.20)   $        (0.16)

Shares used in basic and diluted loss per share amounts       26,439,136        23,743,865        26,402,031        18,713,637
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

NOTE 2 - RESTATEMENT

The unaudited consolidated financial statements as of and for the quarter and nine months ended March 31, 2005 were restated as a result of the determination by management that a) the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, Inc. (See Note 6) was incorrect,
b) the amortization of deferred compensations related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement should be amortized over the vesting period rather than the term of the consulting agreement, and c) the Company failed to account for the modification of terms related to options granted to a former employee.

The effects on the consolidated balance sheet as of March 31, 2005 are as follows:

                                        As Previously
                                          Reported            Restated
                                        ------------        ------------
     Property and equipment, net        $    108,884        $    340,634
     Goodwill                              1,238,907             863,907
     Intangible assets, net                  124,457             195,685
     Total assets                          2,365,996           2,293,974
     Deferred compensation                  (538,830)                  -
     Accumulated deficit                 (10,145,160)        (10,828,525)
     Total stockholders' equity            1,655,657           1,583,635

The effects on the consolidated statement of operations for the three and nine months ended March 31, 2005 are as follows:

                                        As Previously
                                          Reported            Restated
                                        ------------        ------------
  Three Months:
     Depreciation and amortization      $     15,718        $     41,137
     General and administrative              156,050             228,563
     Professional fees                       142,087              79,915
     Loss from operations                   (674,394)           (710,154)
     Net loss                               (672,965)           (708,725)
     Loss per common share              $      (0.03)       $      (0.03)

  Six Months:
     Depreciation and amortization      $     46,205        $    118,227
     General and administrative              453,072             525,585
     Professional fees                       558,821           1,097,651
     Loss from operations                 (2,044,570)         (2,727,935)
     Net loss                             (3,597,636)         (4,281,001)
     Loss per common share              $      (0.14)       $      (0.16)

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

                           STELLAR TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - ACCOUNTS RECEIVABLE

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

The following table summarizes the fair values assigned to the assets acquired and the liabilities assumed at the date of acquisition:

     Current assets                $   101,663
     Property and equipment            284,293
     Goodwill                          863,906
     Intangible assets                 250,000
     Other assets                        3,500
                                   -----------
       Total Assets                $ 1,503,362
                                   ===========

     Current liabilities               460,245
     Long-term deferred revenue          6,519
                                   -----------
       Total Liabilities               466,764
                                   -----------
       Total purchase price        $ 1,036,598
                                   ===========

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

The following pro forma presentation shows the effect on loss from operations, net loss and loss per share assuming the Company's acquisition of CompuSven took place on July 1, 2003:

                                                              Pro Forma
                                                  Nine Months Ended March 31, 2004
                                   ---------------------------------------------------------------
                                     Historical      CompuSven      Adjustments         Combined
                                   -------------   -------------   -------------     -------------
Revenue                            $     157,831   $     802,986   $          --     $     960,817
                                   =============   =============   =============     =============
Income (loss) from operations         (1,277,769)        269,405         (98,010)(1)    (1,106,374)
                                   =============   =============   =============     =============
Net income (loss)                  $  (2,862,617)  $     251,887   $     (98,010)    $  (2,708,740)
                                   =============   =============   =============     =============
Basic and diluted loss per share                                                     $       (0.14)
                                                                                     =============
Basic and diluted weighted average common shares outstanding                            18,713,637
                                                                                     =============

        (1) Depreciation and amortization of customer relationship intangible, software, and employment contract.

                                                              Pro Forma
                                                 Three Months Ended March 31, 2004
                                   ---------------------------------------------------------------
                                     Historical      CompuSven      Adjustments         Combined
                                   -------------   -------------   -------------     -------------
Revenue                            $      59,413   $     149,896   $           -     $     209,309
                                   =============   =============   =============     =============
Loss from operations                    (628,813)        (22,531)        (32,670)(1)      (684,014)
                                   =============   =============   =============     =============
Net loss                           $  (2,256,013)  $     (28,532)  $     (32,670)    $  (2,317,215)
                                   =============   =============   =============     =============
Basic and diluted loss per share                                                     $       (0.10)
                                                                                     =============
Basic and diluted weighted average common shares outstanding                            23,743,865
                                                                                     =============

       (1) Depreciation and amortization of customer relationship intangible, software and employment contract


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

                           STELLAR TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

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

NOTE 8 - STOCKHOLDERS' EQUITY

In July 2004, the Company issued 43,353 shares of common stock in conjunction with the purchase of all of the common stock of CompuSven, Inc. (see Note 6).

In July 2004, Trident Growth Fund, Inc. acquired 22,570 shares of common stock through the cashless exercise of 31,250 warrants it acquired in 2003.

On November 23, 2004, the Company received $30,000 and issued 12,500 shares of common stock upon the exercise of 12,500 warrants.

                           STELLAR TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


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

OVERVIEW OF THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

        Our revenue during the three and nine months ended March 31, 2005 showed substantial improvement over the corresponding periods in 2004. Our growth in revenue of $138,466 and $492,395 during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods in 2004, was driven by a number of factors including increased customer adoption of our SIM solutions, revenues from the EMS solutions we obtained from our acquisition of CompuSven, and growth in our targeted customer groups. We recorded increases in net loss of $220,462 and $3,186,134 during the three and nine months ended March 31, 2005, respectively, as compared to the corresponding periods in 2004. A substantial portion of the increase was due to one-time charges of $1,560,405 for interest expense that consisted primarily of non-cash charges resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004 and $725,346 associated with the amortization of deferred compensation related to a warrant we issued to a financial consultant, and the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. The balance of the increase was due to increases in labor costs and expense reimbursements, general and administrative expenses associated with our acquisition of CompuSven, and costs associated with becoming a public company.

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

        General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $27,067, or 8%, to $359,140 for the three-month period ended March 31, 2005 from $332,073 for the three-month period ended March 31, 2004. The increase resulted primarily from a $133,146 increase in general and administrative expenses due primarily to the addition of $7,800 in general and administrative costs attributable to our acquisition of CompuSven, a one-time charge of $72,513 related to the modification of terms of options granted to a former employee, an increase in investor relations activities of $8,700, a $33,000 increase in rent resulting from lease payments attributable to the new office we opened in January 2005, and additional expenses for advertising and promotion of approximately $40,000. These amounts were offset by a $79,500 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc. and a $71,834 decrease in professional fees. We expect general, administrative and related fee expenses to level off in future periods.

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

        General, Administrative and Related Expenses. General, administrative and related expenses consist of management fees paid to related parties, professional fees, general and administrative expenses, and office rents. General, administrative and related expenses increased $1,228,464, or 239%, to $1,740,464 for the nine-month period ended March 31, 2005 from $512,000 for the nine-month period ended March 31, 2004. The increase resulted primarily from a $941,367 increase in professional fees which included $725,346 of amortization of deferred compensation related to a warrant we issued to a financial consultant and increased fees incurred in connection with the preparation and filing of a registration statement with the Securities Exchange Commission ("SEC"), and compliance with our reporting obligations under federal securities laws, a $328,149 increase in general and administrative expenses due primarily to the addition of $38,582 in general and administrative costs attributable to our acquisition of CompuSven, investor relations activities of $85,878, a one-time charge of $72,513 related to the modification of terms of options granted to a former employee, a $50,662 increase in rent resulting from lease payments attributable to a second office that we opened in November, 2003, and additional lease payments of $33,000 attributable to the new office we opened in January 2005. These amounts were offset by a $136,750 decrease in management fees resulting from the cancellation of our management agreement with MAS Services, Inc.

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

        We have experienced net losses in each fiscal quarter since our inception and as of March 31, 2005, we had an accumulated deficit of approximately $11 million. We incurred net losses to common shareholders of approximately $4.2 million during the nine months ended March 31, 2005, approximately $3.4 million during the six months ended June 30, 2004, and approximately $1 million during the year ended December 31, 2003. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

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