Form 10QSB
period 2005-12-31
STELLAR TECHNOLOGIES, INC.
filed 2006-02-14
CIK 1132590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 2005
                                                -----------------

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________
                         Commission File No. 000-33099

                           STELLAR TECHNOLOGIES, INC.
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    COLORADO                             84-1553046
        --------------------------------            -------------------
        (State or Other Jurisdiction of                (IRS Employer
         Incorporation or Organization)             Identification No.)

                              7935 AIRPORT PULLING
                                 ROAD, SUITE 201
                              NAPLES, FLORIDA 34109
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes  [    ]   No  [ X ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 29,190,969 issued and outstanding shares of the issuer's common stock, $.001 par value per share, on February 13, 2006.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ X ]


                                          TABLE OF CONTENTS

                                                                                              PAGE
                                               PART I
                                        FINANCIAL INFORMATION
Item 1     Financial Statements............................................................     1
           Condensed Consolidated Balance Sheets - (Unaudited) ............................     1
           Condensed Consolidated Statements of Operations - (Unaudited)...................     2
           Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)..........     3
           Condensed Consolidated Statement of Cash Flows - (Unaudited)....................     4
           Notes to Condensed Consolidated Financial Statements............................     5

Item 2     Management's Discussion and Analysis ...........................................    10
Item 3     Controls and Procedures.........................................................    31

                                               PART II
                                          OTHER INFORMATION

Item 5     Other Information...............................................................    31
Item 6     Exhibits .......................................................................    32
Signatures ................................................................................    33


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           STELLAR TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                                             December 31,      June 30,
                                                                                 2005            2005
                                                                             ------------    ------------
Current assets
   Cash                                                                      $    698,427    $  1,024,023
   Accounts receivable, net                                                       195,306         275,387
   Deposits                                                                          --            49,500
   Debt issuance cost, net                                                         25,769          93,555
     Prepaid expenses and other assets                                              2,862          18,646
                                                                             ------------    ------------
Total current assets                                                              922,364       1,461,111


Property and equipment, net                                                       307,808         326,881
Cost based investment                                                             400,000         400,000
Goodwill                                                                          863,907         863,907
Intangible assets, net                                                            138,175         176,515
Other Assets                                                                       16,648          12,320
                                                                             ------------    ------------

                                                                             $  2,648,902    $  3,240,734
                                                                             ============    ============

Current liabilities
    Accounts payable and accrued expenses                                    $    587,735    $    451,001
    Current portion of obligations under capital leases                             4,353           4,652
    Convertible note payable, net of unamortized discount                       1,325,405       1,060,298
    Deferred revenues                                                             289,612         323,466
                                                                             ------------    ------------
Total current liabilities                                                       2,207,105       1,839,417
    Deferred revenues                                                              28,904          74,902
    Obligations under capital leases, net of current portion                         --             1,951
                                                                             ------------    ------------
Total  liabilities                                                              2,236,009       1,916,270



Stockholders' equity
   Preferred stock, no par value ; authorized 10,000,000 shares;
     zero shares issued and outstanding                                              --              --
   Common stock, $0.001 per share par value; authorized 100,000,000 shares
     29,190,969 and 26,479,136 shares issued, and outstanding
     as of December 31, 2005 and June 30, 2005, respectively                       29,191          26,480
Additional paid-in capital                                                     15,312,881      13,872,157
Accumulated deficit                                                           (14,929,179)    (12,574,173)
                                                                             ------------    ------------
Total stockholders' equity                                                        412,893       1,324,464
                                                                             ------------    ------------

                                                                             $  2,648,902    $  3,240,734
                                                                             ============    ============

                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                        December 31,                     December 31,
                                                ----------------------------    ----------------------------
                                                   2005             2004            2005           2004
                                                ------------    ------------    ------------    ------------

Revenues                                        $    319,956    $    254,366    $    520,468    $    452,347

Expenses
    Depreciation and amortization expense             42,984          40,014          85,501          77,090
    General and administrative                       587,751         633,267       1,183,454       1,222,786
    Professional fees                                608,876         496,039         790,020       1,017,736
    Research, development and product support        183,263         117,937         210,463         152,516



Total expenses                                     1,422,874       1,287,257       2,269,438       2,470,128
                                                ------------    ------------    ------------    ------------

Loss from operations                              (1,102,918)     (1,032,891)     (1,748,970)     (2,017,781)
                                                ------------    ------------    ------------    ------------

Other income (expense)
    Interest and money market dividends                6,298           3,541          10,292           5,910
    Interest expense                                (388,029)           --          (616,328)     (1,560,405)
                                                ------------    ------------    ------------    ------------

Total other expense                                 (381,731)          3,541        (606,036)     (1,554,495)
                                                ------------    ------------    ------------    ------------

Net Loss to common stockholders                 $ (1,484,649)   $ (1,029,350)   $ (2,355,006)   $ (3,572,276)
                                                ============    ============    ============    ============

Basic  and diluted loss per common share        $      (0.05)   $      (0.04)   $      (0.09)   $      (0.14)

Basic  and diluted weighted average common
shares outstanding                                28,012,922      26,406,935      27,241,838      26,359,081




                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                           STELLAR TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                         Common        Additional
                                                         Stock           Paid-in        Deferred       Accumulated
                                           Shares        Amount          Capital      Compensation       Deficit         Total
                                         ----------   ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2004                 25,759,558   $     25,760    $ 10,188,499    $   (725,346)   $ (6,547,524)   $  2,941,389
                                         ----------   ------------    ------------    ------------    ------------    ------------
Shares issued for CompuSven
  acquisition                                43,353             43         149,957            --              --           150,000

Exercised  warrants                          35,070             35          29,965            --              --            30,000

Debt  discount on $1.5 million
  convertible notes                            --             --           442,500            --              --           442,500

Conversion of $1.5 million
   convertible notes                        601,155            602       1,502,286            --              --         1,502,888

Debt discount in connection with
  beneficial conversion feature and
  shares and warrants issued on              40,000             40         719,576            --              --           719,576
  $1.6 million convertible notes

Modification of options and
   warrants                                    --             --           767,300            --              --           767,300

Warrants issued in connection
  with $1.6 million convertible note
  for debt issuance costs                      --             --            72,074            --              --            72,074

Amortization of warrants issued
  for advisory services                        --             --              --           725,346            --           725,346

Net loss                                       --             --              --              --        (6,026,649)     (6,026,649)
                                         ----------   ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2005                 26,479,136   $     26,480    $ 13,872,157    $       --      $(12,574,173)   $  1,324,464

Shares and warrant issued for debt
 covenant modifications associated
 with $1.6 million convertible note         211,833            211         189,170            --              --           189,381


Sale of Investment Units                  2,500,000          2,500         997,500            --              --         1,000,000

Modifications of warrants                      --               --         254,054            --              --           254,054

Net loss                                       --               --            --              --        (2,355,006)     (2,355,006)
                                         ----------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2005             29,190,969   $     29,191    $ 15,312,881    $       --      $(14,929,179)   $    412,893
                                         ----------   ------------    ------------    ------------    ------------    ------------




                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months
                                                                 Ended December 31,
                                                              2005                2004
                                                          -----------        -----------

Net cash used in operating activities                     $(1,276,258)       $(1,184,784)

Cash flows from investing activities:
    Purchase of property and equipment                        (28,089)           (19,469)
    Acquisition of CompuSven, net of cash acquired               --             (890,324)
                                                          -----------        -----------
Net cash used in investing activities                         (28,089)          (909,793)

Cash flows from financing activities:
    Principal payments on (proceeds from) capital                                    --
        leases and short-term obligations                     (21,249)           (34,236)
    Proceeds from sale of common stock                      1,000,000             30,000
                                                          -----------        -----------

Net cash generated (used) in financing activities             978,751             (4,236)
                                                          -----------        -----------

Net increase (decrease) in cash                              (325,596)        (2,098,813)

Cash and cash equivalents, beginning of period              1,024,023          3,036,682
                                                          -----------        -----------

Cash and cash equivalents, end of period                  $   698,427        $   937,869
                                                          -----------        -----------

Supplemental cash flow information:
   Cash paid for interest                                 $   102,263        $      --
   Cash paid for taxes                                    $      --          $      --



                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)



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

Stock-Based Compensation

In December 2005, the Company granted options to its officers and nine of its existing employees. In May, 2005, the Company granted stock options to an employee. In February, 2004, the Company granted options to its new President as part of his employment agreement and to five of its existing employees. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                           STELLAR TECHNOLOGIES, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

                                                            Three Months      Three Months      Six Months        Six Months
                                                               Ended              Ended            Ended             Ended
                                                            December 31,       December 31,     December 31,      December 31,
                                                                2005              2004              2005              2004
                                                            ------------      ------------      ------------      ------------

Net loss to common stockholders, as reported                $ (1,484,649)     $ (1,029,350)     $ (2,355,006)     $ (3,572,276)

Add: Stock-based employee/director compensation
   included in reported net loss determined
   under APB No. 25, net of related tax effects                     --                --                --                --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
    method for all awards, net of related tax effects            (68,632)         (289,236)          (81,357)         (578,472)
                                                            ------------      ------------      ------------      ------------
Pro forma net loss                                          $ (1,553,281)     $ (1,318,585)     $ (2,436,363)     $ (4,150,748)
                                                            ============      ============      ============      ============

   Loss per share basic and diluted - as reported           $      (0.05)     $      (0.04)     $      (0.09)     $      (0.14)
   Loss per share basic and diluted - pro forma             $      (0.06)     $      (0.05)     $      (0.09)     $      (0.16)

Shares used in basic and diluted loss per share amounts       28,012,922        26,406,935        27,241,838        26,359,081
                                                            ============      ============      ============      ============



NOTE 2 - GOING CONCERN

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

NOTE 3 - ACQUISITION OF COMPUSVEN

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

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:



       Current assets               $  101,663
       Property and equipment          284,293
       Goodwill                        863,906
       Intangible assets               250,000
       Other assets                      3,500
                                    ----------
            Total Assets            $1,503,362
                                    ==========

       Current liabilities             460,245
       Long-term deferred revenue        6,519
                                    ----------
            Total Liabilities          466,764
                                    ----------
            Certain
            Total purchase price    $1,036,598
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


NOTE 4 - SALE OF COMMON STOCK

On November 10, 2005, the Company raised $1,000,000 of additional funding by selling investment units at $0.80 a unit. Each investment unit consisted of two shares of common stock and one warrant to purchase one additional share of common stock. The warrants expire three years from the date of purchase and each warrant provides for the purchase one additional share of common stock at a price of $0.60 a share. The total investment resulted in the issuance of 2,500,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock.

The sales price of this common stock caused the exercise price of certain outstanding warrants to be reduced from $0.60 a share to $0.40 a share and for the Company to realize a charge to professional fees of $201,014 and to interest expense of $53,040 during the current quarter. This expense was offset by an increase to Additional-Paid-in-Capital of $254,054.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

$1.6 million Convertible Note - In April 2005, the Company raised $1,600,000 by issuing a convertible note (the "$1.6 million Note") and detachable warrants to purchase 450,000 shares of common stock to Trident Growth Fund, Ltd. ("Trident" or "lender"). The warrants had an initial exercise price of $1.00 per share and an expiration date of five years after the issue date. The $1.6 million Note accrues interest at the rate of 12% per annum paid monthly in arrears and is due the earlier of (i) April 30, 2006 (ii) the next public offering of securities of the Company for its own account or (iii) a change in management control of the Company.

At the option of the lender, it may elect to receive shares of common stock instead of cash payments for interest due under the $1.6 million Note and may convert the principal due into shares of common stock at an initial conversion price of $1.00 per share subject to certain anti-dilution adjustments. The conversion price is currently $0.40 a share. In addition, the $1.6 million Note includes a provision requiring the Company to file a registration statement with the SEC to cover the public sale of shares that have been or may be issued under the $1.6 million Note or warrants.

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

On November 4, 2005, Trident waived compliance with all financial covenants contained in the $1.6 million Note for a period of 180 days. In consideration for the wavier, the Company issued 211,833 shares of common stock and a warrant to purchase an additional 250,000 shares of common stock at an exercise price of $.40 per share. The Company recorded the value of this common stock and warrant, totaling $189,381, as a debt discount and is amortizing the amount over the remaining term of the note.

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

The Company paid a 1.0% origination fee, $60,000 for a six month non-exclusive investment services agreement with an affiliate of Trident, and issued 100,000 warrants to an advisor in connection with the issuance of the $1.6 million note valued at $72,074. These costs were recorded as debt issuance costs and are being amortized over the life of the $1.6 million Note, or six months in the case of the investment services agreement. The Company also issued 40,000 shares of common stock and warrants to purchase 100,000 shares of common stock to Trident. The value of the common stock and warrants was recorded as a discount and is being amortized over the term of the $1.6 million Notes.

$1.5 million Convertible Notes - In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the " $1.5 million Notes") plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The $1.5 million Notes accrued interest at a rate of 1.98% per annum, payable monthly, and had an original maturity date of June 7, 2005. The $1.5 million Notes were convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The $1.5 million Notes included a provision requiring the Company to file a registration statement with the Securities and Exchange Commission ("SEC") covering the public resale of the shares underlying the $1.5 million Notes and warrants. The $1.5 million Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at a modified exercise price each of $.40 per share. The exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the exercise price of the warrants. The Series A Warrants expired on October 12, 2005. The Series B Warrants have an expiration date of June 7, 2009. In July 2004, upon the SEC declaring the Company's registration statement effective, the $1.5 million Notes and accrued interest automatically converted into 601,155 shares of common stock.

The Company's stock price at the time of the $1.5 million Note offering was $3.28; consequently, the issuance of the $1.5 million Notes and detachable warrants resulted in a discount being recorded in the amount of $1,057,500 from the relative fair value of the warrants, as determined using the Black-Scholes model, and was being amortized over the term of the $1.5 million Notes.

The Company did not record the relative fair value assigned to the beneficial conversion feature of the $1.5 million Notes at June 30, 2004, which amounted to $442,500, since the discount was contingent upon the effectiveness of a registration statement covering the public resale of the shares underlying the $1.5 million Notes, at which time the notes automatically convert into common stock. In July of 2004, the registration statement was declared effective by the SEC, and the remaining unamortized warrant discount and the contingent discount from the beneficial conversion feature totaling $1,449,416 was immediately recorded and expensed as interest expense.

In connection with the $1.5 million Notes, the Company paid commissions of $120,000 to Founders Equity Securities, Inc. which was recorded to debt issuance costs. Upon the registration statement being declared effective by the SEC, the unamortized balance of $110,000 was immediately expensed to interest expense.

NOTE 6 - SEGMENT REPORTING

With the acquisition of CompuSven, Inc. in July, 2004 (see Note 3), the Company determined it has two reportable segments, employee Internet monitoring and Email migration. Information about operations by reportable segment is as follows:


                                       Internet          Email     Corporate and
                                      Monitoring       Migration    Eliminations  Consolidated
                                      ----------       ---------    ------------  ------------
Three Months Ended
   December 31, 2005:
     Revenues                        $    69,587    $   250,369    $      --      $   319,956
     Income (loss) from operations    (1,293,791)       165,105        (25,768)    (1,102,918)


Three Months Ended
   December 31, 2004:
     Revenues                        $    61,066    $   193,300    $      --      $   254,366
     Income (loss) from operations    (1,391,584)        (3,980)      (362,673)    (1,032,891)

Six Months Ended
   December 31, 2005:
     Revenues                        $   140,287    $   380,181    $      --      $   520,468
     Income (loss) from operations    (2,024,343)       196,336        (79,037)    (1,748,970)

Six Months Ended
   December 31, 2004:
     Revenues                        $   127,438    $   324,909    $      --      $   452,347
     Income (loss) from operations    (2,731,316)       (11,811)      (725,346)    (2,017,781)


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

         Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. Our deferred revenue excludes all items relating to consulting services. Deferred revenue was $318,516 and $398,368 at December 31, 2005 and June 30, 2005, respectively. We believe that $289,610 of the deferred revenue at December 31, 2005 will be recognized as revenue in the next 12 months. Although revenues have increased in the current fiscal year, the reduction in deferred revenue may be indicative of a decrease in revenues in future periods.

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

 RECENT DEVELOPMENTS

         On December 13, 2005, Richard A. Schmidt resigned as our chief executive officer and as our sole director effective December 14, 2005. Concurrent with these resignations, we retained Mark G. Sampson to serve as our sole director and chief executive officer. Mr. Sampson has substantial experience in the telecommunications and information technology industries, particularly with growing companies. Having competed the initial development of Stellar Internet GEM and retained additional executive management, we expect to focus a substantial amount of our resources on sales and marketing to generate revenue and market awareness of our employee internet management solutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

RESULTS OF OPERATIONS

OVERVIEW OF THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

         Our revenue during the three and six months ended December 31, 2005 showed strong improvement over the corresponding periods in 2004. Specifically, our revenue increased $65,590 or 26% during the three-months ended December 31, 2005 as compared to the corresponding period in 2004 and increased $68,121 or 15% during the six-month period ended December 31, 2005 as compared to the corresponding period in 2004. The increase was driven by a number of factors including increased customer adoption of our SIM solutions, continued growth in revenues from the EMS solutions, and growth in our targeted customer groups. We recorded an increase in net loss of $455,299 or 44% during the three-months ended December 31, 2005 as compared to the corresponding period in 2004. The increase was primarily the result of $388,029 of interest expenses of which $327,635 were non cash items related to debt discount and other debt related costs. During the six-month period ended December 31, 2005, we recorded a decrease in net loss of $1,217,270 or 34% as compared to the corresponding period in 2004. The decrease was due primarily to a $944,077 decrease in interest expense that consisted primarily of non-cash charges resulting from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004 and a $227,716 decrease in professional fees that consisted primarily of the amortization of deferred compensation related to a warrant we issued to a financial consultant and the partial amortization of fees that we paid in connection with the issuance of the notes and warrant in 2004.

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND
DECEMBER 31, 2004

Revenues

         Revenues consist of licensing fees that we receive upon the sale of our employee Internet management and E-mail migration solutions. Revenues increased $65,590 or 26% to 319,956 for the three-month period ended December 31, 2005 as compared to $254,366 for the three-month period ended December 31, 2004. The $65,590 increase resulted from increase license fees from our employee Internet management of $8,521 and a $57,069 increase in sales of our E-mail migration solutions due to a small number of large orders. We expect growth in revenues in future periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers and continue the roll out of our Stellar Internet GEM solution.

Operating Expenses

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general and administrative, professional fees, and research and development expenses.

         General and Administrative and Related Expenses. General, administrative and related expenses consist of salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees, costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative decreased $45,516 to $587,751 for the three-month period ended December 31, 2005 as compared to $633,267 for the three-month period ended December 31, 2004. The decrease resulted primarily from a decrease in the number of employees. We expect general, administrative and related fee expenses to increase in future periods as we continue to grow our operations. Specifically, we expect that marketing expenses will continue to increase as we expand our marketing efforts and promote our Internet monitoring solutions and related e-mail migration, e-mail data and directory management software and related services. We also expect labor costs and expense reimbursements to increase in the future as a result of increased salary for our chief executive officer, the implementation of a bonus plan for other officers and key employees of the Company, the retention of additional personnel to support our expanding sales and marketing efforts, and increase in sales commission expenses as we generate additional license fees.

         Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees increased $112,837 to $608,876 for the three-month period ended December 31, 2005 from $496,039 for the three-month period ended December 31, 2004. The increase resulted primarily from $206,229 of additional legal and accounting costs which were offset by a reduction in non cash charges associated with the issuance and modification of warrants issued to certain financial advisors incurred during 2004 without a corresponding charge in 2005.

         Research, Development and Product Support. Research and development expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing Stellar Internet monitoring solutions and product support. Research and development expenses increased $65,326 to $ 183,263 for the three-month period ended December 31, 2005 as compared to $117,937 for the three-month period ended December 31, 2004. The increase was due to additional development costs associated with our new GEM product line. We expect research and development expenses to increase in future periods as we pursue future product and service development, enhance our existing Internet management solutions and e-mail migration, data and directory management solutions, enter into arrangements with additional technology partners, and our customer base continues to grow.

         INTEREST EXPENSE

         We incurred interest expense of $388,029 during the three-month period ended December 31, 2005, We did not incur any interest expense during the three-month period ended December 31, 2004. The interest expense in 2005 consisted primarily of non-cash charges of $327,635 resulting from non cash items related to amortization of debt discount and other debt financing costs, the modification of warrants issued in connection with convertible notes, and the issuance of shares of common stock in consideration of the waiver of certain covenants included in our $1,600,000 principal amount convertible note.

COMPARISON OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

         REVENUE.

         Revenue consists of licensing fees that we receive upon the sale of our employee Internet management and E-mail migration solutions. Revenues increased $68,121, or 15%, to $520,468 for the six-month period ended December 31, 2005 from $452,347 for the six-month period ended December 31, 2004. The $68,121 increase resulted from increase license fees from our employee Internet management of $12,849 and a $55,272 increase in sales of our E-mail migration solutions due to a small number of large orders.

         OPERATING EXPENSES

         Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.

         General and Administrative and Related Expenses. General, administrative and related expenses consist of salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees, costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative remained relatively constant at $1,183,455 for the six-month period ended December 31, 2005 as compared to $1,222,786 for the six-month period ended December 31, 2004. We expect general, administrative and related fee expenses to increase in future periods as we continue to grow our operations. Specifically, we expect that marketing expenses will continue to increase as we expand our marketing efforts and promote our Internet monitoring solutions and related e-mail migration, e-mail data and directory management software and related services. We also expect labor costs and expense reimbursements to increase in the future as a result of increased salary for our chief executive officer, implementation of a bonus plan for other officers and key employees of the Company, the retention of additional personnel to support our expanding sales and marketing efforts, and higher overall sales commission expenses as we generate additional license fees.

         Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees decreased $227,716 to $790,020 for the six-month period ended December 31, 2005 from $1,017,736 for the six-month period ended December 31, 2004. The decrease resulted primarily from $484,046 of non cash charges associated with the issuance and modification of warrants issued to certain financial advisors incurred during 2004 which was offset by $256,330 of additional legal and accounting fees.

         Research, Development and Product Support. Research and development expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing Stellar Internet monitoring solutions and product support. Research and development expenses increased $57,947 to $210,463 for the six-month period ended December 31, 2005 as compared to $152,516 for the six-month period ended December 31, 2004. The increase was the result of our substantially completing the development of Stellar Internet GEM during fiscal 2005. Although research and development expenses have been decreasing this year, we expect these expenses to increase in future periods as we pursue future product and service development, enhance our existing Internet management solutions and e-mail migration, data and directory management solutions, enter into arrangements with additional technology partners, and our customer base continues to grow.

         INTEREST EXPENSE

         We incurred interest expense of $616,328 during the six-month period ended December 31, 2005 as compared to $1,560,405 during the six-month period ended December 31, 2004. The interest expense in 2005 consisted primarily of non-cash charges of $507,539 resulting from non cash items related to amortization of debt discount and other debt financing costs, the modification of warrants issued in connection with convertible notes, and the issuance of shares of common stock in consideration of the waiver of certain covenants included in our $1,600,000 principal amount convertible note. The interest expense in 2004 resulted from the amortization of the debt discount associated with the beneficial conversion feature of convertible notes and warrants that we issued on June 8, 2004 and $110,000 from the partial amortization of fees that we paid in connection with the issuance of the notes and warrants. We expensed the remaining unamortized discount associated with the beneficial conversion feature of the notes when the notes were converted into common stock on the effective date of the registration statement covering the public resale of the common stock underlying the notes.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity and debt securities.

         Net cash used in operating activities was $1,276,258 for the six-month period ended December 31, 2005 compared to $1,184,784 for the six-month period ended December 31, 2004. The $91,474 increase in cash used in operating activities was due primarily to an increase in interest expense paid and an increase in other operating costs.

         Net cash used in investing activities during the six-month period ended December 31, 2005 was $28,089 compared to $909,793 for the six-month period ended September 30, 2004. The substantial decrease in cash used in investing activities was due primarily to the cash payment in connection with the acquisition of CompuSven in 2004 without a similar transaction in 2005.

         Net cash provided by financing activities during the six-month period ended December 31, 2005 was $978,751 compared to $4,236 of cash used in financing activities for six-month period ended December 31, 2004. The $982,987 increase in cash flows from financing activities was due primarily to the sale of our equity securities during the six-month period ended December 31, 2005.

         At December 31, 2005, we had a working capital deficit of $1,284,741 as compared to a working capital deficit of $378,306 at June 30, 2005. The
$906,435 decrease in working capital was due primarily to decreases in cash of $325,596, in accounts receivable of $80,081, and debt issuance cost of $67,786 and to increases in convertible notes payable of $265,107 and accounts payable and accrued expenses of $136,734.

         Our primary sources of financing over the past eighteen (18) months are set forth below.

         On June 8, 2004, we issued convertible promissory notes (the "Convertible Notes") and warrants to a small group of accredited investors for cash consideration of $1,500,000. The Convertible Notes were issued and sold together with the warrants to purchase an aggregate of 2,400,000 shares of our common stock. The principal amount of the Convertible Notes and all accrued interest due thereunder were converted into 601,155 shares of common stock at a conversion price of $2.50 per share. All of Series A Warrants and Series B Warrants are exercisable into one (1) share of our common stock at an exercise price of $.40 per share. The exercise price of the Series A Warrants and Series B Warrants are subject to downward adjustment in the event that we issue shares of our common stock or securities convertible into shares of our common stock at a purchase or conversion price less than the purchase or conversion price in effect immediately prior to such issuance. Our Series A Warrants expired October 10, 2005 and our Series B Warrants expire June 7, 2009.

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

         As of the date of this report, we have cash resources of approximately $411,500. We believe that our current cash resources, expected recurring monthly revenue and revenue, from new customers, will not be sufficient to sustain our current operations for the next twelve (12) months. We are currently seeking to obtain additional financing through sales of equity securities in order to execute our business plan and finance possible acquisitions of technologies, assets, businesses or companies that we believe are complementary to our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations and any plans we may have to acquire such technologies, assets, businesses or companies.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
                                  RISK FACTORS

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

         We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations through December 2006 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue, have experienced substantial losses, including approximately $6 million during the year ended June 30, 2005 and $2.4 million during the six-month period ended December 31, 2005, and we currently have negative working capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2005 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

         We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2005, we had an accumulated deficit of approximately $14.9 million. We incurred net losses to common shareholders of approximately $6 million during the year ended June 30, 2005, and approximately $2.4 million during the six-month period ended December 31, 2005. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

     o expand our domestic and international selling and marketing activities;

     o increase our research and development efforts to upgrade our existing SIM solutions, develop new products and technologies, and serve our expanding customer base;

     o upgrade our operational and financial systems, procedures and controls;

     o hire additional personnel, including additional engineers and other technical staff; and

     o    fulfill our responsibilities associated with being a public company.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH FUNDS MAY NOT BE AVAILABLE OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

         We expect that our operating expenses will continue to increase over the next 12 months. In addition, our $1.6 million principal amount convertible note is due April 30, 2006 and we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we will need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

OUR FUTURE SUCCESS DEPENDS ON OUR EXISTING CUSTOMERS RENEWING AND PURCHASING ADDITIONAL LICENSES OF OUR SIM AND EMS SOLUTIONS.

         Our future success depends on our ability to achieve substantial revenue growth from licensing our Internet management and e-mail migration solutions to new customers as well as renewals of licenses to our existing customers. Licenses for our Stellar Internet GEM and Stellar E-mail Shuttle(TM) ("EMS") solutions are usually sold on a perpetual license basis while our Stellar Internet Monitoring(TM) solutions typically have a fixed duration. Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses. Our future success also depends on our ability to license additional services or product offerings to existing customers.

WE MUST DEVELOP AND EXPAND OUR SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

         We currently sell our products both directly and indirectly. We intend, however, to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors and Internet service providers, to offer our Internet management and e-mail migration solutions to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customer introductions and co-marketing benefits and our operating results may suffer.

OUR INCREASING RELIANCE ON INDIRECT SALES CHANNELS COULD RESULT IN REDUCED REVENUE GROWTH BECAUSE WE HAVE LITTLE CONTROL OVER OUR VALUE-ADDED RESELLERS, DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS.

         We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will account for a larger percentage of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results may suffer. We cannot control the level of effort these parties expend. Some of our indirect sales channels also market and sell products that compete with our solutions or may decide to do so in the future. Being a small business, we cannot prevent these persons from devoting greater resources to support our competitors' products or reducing or eliminating their efforts to sell our solutions.

BECAUSE WE EXPECT OUR FUTURE GROWTH TO BE DRIVEN PRIMARILY FROM LICENSING FEES FOR OUR SIM SOLUTIONS, ANY FAILURE OF THIS PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MEANINGFUL MARKET ACCEPTANCE MAY SERIOUSLY HARM OUR BUSINESS.

         We expect that substantially all of our future growth will be from licensing fees for our SIM solutions. If, for any reason, revenues from the licensing of our SIM solutions decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our SIM solutions fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our EIM solutions will achieve any meaningful market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of our EIM solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our EIM solutions. Any failure or delay in diversifying our existing offering could harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

         Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our Internet management and e-mail migration solutions are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our offerings to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies may limit or reduce the market for our products, result in customer dissatisfaction, and seriously harm our business, financial condition and results of operations.

FAILURE OF OUR PRODUCTS TO WORK PROPERLY COULD IMPACT SALES, INCREASE COSTS, AND CREATE RISKS OF POTENTIAL NEGATIVE PUBLICITY AND LEGAL LIABILITY.

         Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our Internet management and e-mail migration solutions and we may find such errors in the future. The occurrence of errors could adversely affect licenses of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems. In addition, since employee Internet management technology generally, and our solutions specifically, have yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we operated in a more established industry.

         Because customers rely on our Internet management and e-mail migration solutions to manage employee behavior and electronic communication, any significant defects or error in our products may result in negative publicity or legal claims against our customers. Such negative publicity or legal claims could seriously harm our business, results of operations and financial condition.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND STELLAR BRAND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our Stellar Internet Monitoring(TM) and Stellar E-mail Shuttle(TM) solutions, and we intend to apply for legal protection for certain of our intellectual property in the future. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and adequate legal protection of our intellectual property may not be available to us in every country in which we intend to sell our products. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and their mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property and may not have the financial resources to enforce any rights that we have. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management attention from the execution of our business plan and cause us to expend a large amount of our limited financial resource.

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

         The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors may offer their products at a significantly lower price than our Internet management and e-mail migration solutions, which could result in pricing pressures on licenses of our products and in the commoditization of employee Internet management solutions. If we are unable to maintain the current pricing on sales of our Internet management and e-mail migration solutions or increase our pricing in the future, our results of operations could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced licensing, reduced margins or the failure of our SIM or EMS solutions to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations. Our current principal competitors include:

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

IF INTERNET MANAGEMENT SOLUTIONS ARE INTEGRATED INTO EXISTING INTERNET HARDWARE, SOFTWARE OR OPERATING SYSTEMS, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

         We also face current and potential competition from vendors of Internet servers, operating systems, and networking hardware, many of which have developed and/or bundle, or may in the future develop and/or bundle, employee Internet management solutions, or other competitive products with their products. We expect increased competition from, anti-virus software developers, traditional network management software developers, and web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If employee Internet management functions become standard features of Internet-related hardware or software, the demand for our Internet management solutions may decrease. Moreover, even if our employee Internet management solutions provide greater functionality and are more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our solutions separately.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

         Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. With the exception of our President, Donald R. Innis we do not have an employment agreement with any of our officers, management or other key personnel. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THE MARKET FOR OUR PRODUCTS CONTINUES TO EMERGE, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR OUR EMPLOYEE INTERNET MANAGEMENT AND E-MAIL MIGRATION SOLUTIONS AND OF OUR STELLAR BRAND, OUR GROWTH MAY BE LIMITED.

         Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet or of their computers. We also believe, there may be a time-limited opportunity to achieve and maintain a significant share of the market for employee Internet management and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, the market for our Internet management solutions may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Stellar brand is critical to achieving widespread acceptance of our existing and future products. Successful promotion of our Stellar brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Stellar brand, or if our expenses to promote and maintain our Stellar brand are greater than anticipated, our financial condition and results of operations could suffer.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

         Expansion in the sales of our Internet management and e-mail migration solutions depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standard and protocols to handle increase demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. If the Internet does not continue to be a widespread communications medium and commercial platform, the demand for our Internet management and e-mail migration solutions could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

EVOLVING REGULATION OF THE INTERNET MAY AFFECT US ADVERSELY.

         As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation appears most likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the validity of Internet commerce, which could have a material adverse effect on our business, financial condition and results of operations.

                         RISKS ASSOCIATED WITH OUR STOCK

NEW INVESTORS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION IN THE TANGIBLE NET BOOK VALUE OF THEIR SHARES.

         As of the date of this report, the market price of our common stock significantly exceeded the net tangible book value of our common stock. The net tangible book value of one share of our common stock as of December 31, 2005 was negative $0.02. As a result, investors purchasing common stock in the market will incur substantial dilution.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of shares of our common stock in the market or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 29,190,969 shares of common stock outstanding, of which 22,633,860 shares are "restricted securities," as that term is defined in Rule 144 of the Securities Act. We are in the process of registering the public resale of 5,784,133 of these restricted shares which will be freely tradable without restriction or further registration under the Securities Act, unless such shares are purchased by our affiliates. Accordingly, 12,341,242 shares of our outstanding shares of common stock are either freely tradable without restriction or subject to an effective registration statement. The remaining 16,849,727 shares of common stock continue to be restricted securities, of which 14,137,894 are currently eligible for sale under Rule 144 of the Securities Act. We are also in the process of registering the public resale of an additional 7,421,751 shares of common stock underlying various warrants and a convertible promissory note. None of our directors, executive officers or other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

WE EXPECT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

         We expect to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. In addition, certain of our outstanding warrants and our $1.6 million principal amount convertible note contain provisions that provide for a downward adjustment in the exercise or conversion price in the event that we issue shares of our common stock or securities convertible or exercisable into shares of our common stock at a price less than the exercise price in effect at the time of the issuance of such securities which could result in additional dilution to our stockholders.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

         The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     o announcements of technological innovations or new products or services by our competitors;

     o demand for our Internet management solutions, including fluctuations in license renewals; and

     o    fluctuations in revenue from our indirect sales channels.

         The market price of our common stock could also be subject to wide fluctuations in response to:

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

ITEM 3.           CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms or (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the year ended June 30, 2005, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

            There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

         After analyzing certain issues identified by the SEC during a regulatory review of our financial statements included in a registration statement on Form SB-2 we filed with the SEC and in connection with our annual audit process for our fiscal year ended June 30, 2005, on about October 18, 2005 we determined that we needed to restate our financial statements for the fiscal periods ended September 30, 2004, December 31, 2004 and March 31, 2005 which were included in our Quarterly Reports on Form 10-QSB for the periods ended September 30, 2004, December 31, 2004 and March 31, 2005, respectively, and that such financial statements should no longer be relied upon.

         The purpose of the restatements of our financial statements for the periods ended September 30, 2004 and December 31, 2004 was to: (i) correct the valuation of certain identifiable assets we acquired upon on our acquisition of CompuSven, Inc. by increasing the values assigned to the E-Mail shuttle migration software and to the employment contract with a former officer of CompuSven and decreasing the value assigned to customer relationships; and (ii) to correct the amortization of deferred compensation related to certain warrants we issued in June 2004 to a financial consultant under a three year consulting agreement by amortizing the discount over the six month vesting period of the warrant rather than the three year term of the consulting agreement. The net result was to decrease the amount of goodwill on our balance sheets as of September 30, 2004 and December 31, 2004 and to increase the amortization expenses in our condensed consolidated statements of operations for the three months ended September 30, 2004 and for the three and six months ended December 31, 2004.

         The purpose of the restatement of our financial statements for the period ended March 31, 2005 was to: (i) correct the valuation of certain identifiable assets we acquired upon on our acquisition of CompuSven, Inc. by increasing the values assigned to the E-Mail shuttle migration software and to the employment contract with a former officer of CompuSven and decreasing the value assigned to customer relationships; (ii) to correct the amortization of deferred compensation related to certain warrants we issued in June 2004 to a financial consultant under a three year consulting agreement by amortizing the discount over the six month vesting period of the warrant rather than the three year term of the consulting agreement; and (iii) to properly account for the modification of terms related to the issuance of options granted to a former employee. The net result was to decrease the amount of goodwill on our balance sheet as of March 31, 2005 and increase the amortization expenses in our condensed consolidated statements of operations for the three and six months ended March 31, 2005.

         We included a restatement of our financial statements for the quarterly period ended September 30, 2004 in our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 which we filed with the SEC on November 15, 2005. On December 22, 2005, we filed with the SEC: (i) an amendment to our Quarterly Report on Form 10-QSB for the period ended December 31, 2004 which included a restatement of our financial statements for the quarterly period ended December 31, 2004; and (ii) an amendment to our Quarterly Report on Form 10-QSB for the period ended March 31, 2005 which included a restatement of our financial statements for the quarterly period ended March 31, 2005.

         Our Chief Financial Officer and Board of Directors discussed the matters disclosed above with our independent accountant.

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

                                        STELLAR TECHNOLOGIES, INC.



Date:  February  14, 2006               /s/ Mark G. Sampson
                                        -------------------
                                        Mark G. Sampson
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