Form 10QSB
period 2006-03-31
STELLAR TECHNOLOGIES, INC.
filed 2006-05-26
CIK 1132590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2006

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                          Commission File No. 000-33099

                           STELLAR TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             COLORADO                                       84-1553046
    (State or Other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                     Identification No.)

                              7935 AIRPORT PULLING
                                 ROAD, SUITE 201
                              NAPLES, FLORIDA 34109
                    (Address of Principal Executive Offices)

                                 (239) 592-1816
                (Issuer's Telephone Number, including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [_] No [X]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 29,190,969 issued and outstanding shares of the issuer's common stock, $.001 par value per share, on May 24, 2006.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [ X ]

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements......................................................     1
        Condensed Consolidated Balance Sheets - (Unaudited).......................     1
        Condensed Consolidated Statements of Operations - (Unaudited).............     2
        Condensed Consolidated Statement of Stockholders' Equity - (Unaudited)....     3
        Condensed Consolidated Statement of Cash Flows - (Unaudited)..............     4
        Notes to Condensed Consolidated Financial Statements......................     5

Item 2. Management's Discussion and Analysis......................................    14
Item 3. Controls and Procedures...................................................    35

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits..................................................................    35
Signatures........................................................................    37

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           STELLAR TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                                                 March 31,      June 30,
                                                                                    2006          2005
                                                                               ------------   -----------
                                                                                               (Restated)
Current assets
   Cash                                                                        $    566,178   $ 1,024,023
   Accounts receivable, net                                                         108,416       275,387
   Deposits                                                                              --        49,500
   Debt issuance cost, net                                                               --        39,500
   Prepaid expenses and other assets                                                 13,621        18,646
                                                                               ------------   -----------
Total current assets                                                                688,215     1,407,056
Property and equipment, net                                                         319,765       326,881
Cost based investment                                                               400,000       400,000
Goodwill                                                                            863,907       863,907
Intangible assets, net                                                              119,005       176,515
Other assets                                                                         16,648        12,320
                                                                               ------------   -----------
                                                                               $  2,407,540   $ 3,186,679
                                                                               ============   ===========
Current liabilities
   Accounts payable and accrued expenses                                       $    730,402   $   451,001
   Current portion of obligations under capital leases                                2,751         4,652
   $1.6 million convertible notes payable, net of unamortized discount            1,474,236       683,723
   Other convertible notes payable, net of unamortized discount                       1,060            --
   Derivative liabilities                                                         1,340,083       724,736
   Deferred revenues                                                                230,331       323,476
                                                                               ------------   -----------
Total current liabilities                                                         3,778,863     2,187,588
   Deferred revenues                                                                 19,489        74,902
   Obligations under capital leases, net of current portion                              --         1,951
                                                                               ------------   -----------
Total  liabilities                                                                3,798,352     2,264,441
Commitments and contingencies
Stockholders' equity (deficit)
   Preferred stock, no par value authorized 10,000,000 shares
      zero shares issued and outstanding                                                 --            --
   Common stock, $0.001 per share par value; authorized 100,000,000 shares
      29,190,969 and 26,479,136 shares issued, and outstanding
      as of March 31, 2005 and June 30, 2005, respectively                           29,191        26,480
Additional paid-in capital                                                        9,728,944     8,819,619
Accumulated deficit                                                             (11,148,947)   (7,923,861)
                                                                               ------------   -----------
Total stockholders' equity (deficit)                                             (1,390,812)      922,238
                                                                               ------------   -----------
                                                                               $  2,407,540   $ 3,186,679
                                                                               ============   ===========

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                    March 31,                   March 31,
                                            -------------------------   -------------------------
                                                2006          2005         2006           2005
                                            -----------   -----------   -----------   -----------
                                                           (Restated)                  (Restated)
Revenues                                    $   181,687   $   197,879   $   702,155   $   650,226
Expenses
   Depreciation and amortization expense         44,152        41,107       129,653       118,227
   General and administrative                   774,757       773,504     1,958,111     1,996,289
   Professional fees                            207,472        79,915       742,423     1,097,651
   Research, development and product
      support                                   247,540        13,478       458,003       165,994
                                            -----------   -----------   -----------   -----------
Total expenses                                1,273,921       908,004     3,288,190     3,378,161
                                            -----------   -----------   -----------   -----------
Loss from operations                         (1,092,234)     (710,125)   (2,586,035)   (2,727,935)
                                            -----------   -----------   -----------   -----------
Other income (expense)
   Gain (loss) on derivative liabilities       (254,841)    2,398,411       370,814     6,257,472
   Interest expense, net                       (391,694)        1,430    (1,009,865)     (103,651)
                                            -----------   -----------   -----------   -----------
Total other expense                            (646,535)    2,399,841      (639,051)    6,153,821
                                            -----------   -----------   -----------   -----------
Net income (loss)                           $(1,738,769)  $ 1,689,716   $(3,225,086)  $ 3,425,886
                                            ===========   ===========   ===========   ===========
Basic and diluted net income (loss)
   per common share                         $     (0.05)  $      0.06   $     (0.12)  $      0.13
Weighted average common shares
   outstanding - basic and diluted           29,190,969    26,439,136    27,884,409    26,402,031

                           STELLAR TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                Common Stock       Additional
                                            --------------------     Paid-in      Deferred      Accumulated
                                              Shares      Amount     Capital    Compensation      Deficit         Total
                                            ----------   -------   ----------   ------------   -------------   -----------
Balance at June 30, 2004 (restated)         25,759,558   $25,760   $7,530,246    $  (725,346)  $ (11,510,321)  $(4,679,661)
Shares issued for CompuSven
   acquisition                                  43,353        43      149,957             --              --       150,000
Exercised warrants                              35,070        35      139,810             --              --       139,845
Conversion of $1.5 million
   convertible notes                           601,155       602      927,133             --              --       927,735
Debt discount in connection with
   beneficial conversion feature and
   shares and warrants issued on
   $1.6 million convertible notes               40,000        40          (40)            --              --            --
Modification of options and
   warrants                                         --        --       72,513             --              --        72,513
Amortization of warrants issued
   for advisory services                            --        --           --        725,346              --       725,346
Net Income                                          --        --           --             --       3,586,460     3,586,460
                                            ----------   -------   ----------    -----------   -------------   -----------
Balance at June 30, 2005 (restated)         26,479,136    26,480    8,819,619             --      (7,923,861)      922,238
Shares and warrant issues for debt
   covenant modifications associated with
   $1.6 million convertible note.              211,833       211         (211)            --              --            --
Sale of Investment Units                     2,500,000     2,500      786,885             --              --       789,385
Issuance of employee options                        --        --      122,651             --              --       122,651
Net loss                                            --        --           --             --      (3,225,086)   (3,225,086)
                                            ----------   -------   ----------    -----------   -------------   -----------
Balance at March 31, 2006                   29,190,969   $29,191   $9,728,944    $        --   $ (11,148,947)  $(1,390,812)
                                            ==========   =======   ==========    ===========   =============   ===========

                           STELLAR TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                Nine Months Ended
                                                    March 31,
                                            -------------------------
                                                2006           2005
                                            -----------   -----------
Net cash used in operating activities       $(2,062,604)  $(1,808,253)

Cash flows from investing activities:
   Purchase of property and equipment           (65,028)      (65,603)
   Acquisition of CompuSven, net of cash
      acquired                                       --      (890,324)
                                            -----------   -----------
Net cash used in investing activities           (65,028)     (955,927)

Cash flows from financing activities:
   Principal payments on (proceeds from)
      capital leases and short-term
      obligations                               (30,213)      (43,762)
   Proceeds from issuance of convertible
      notes                                     700,000            --
   Proceeds from sale of common stock
      and warrants                            1,000,000        30,000
                                            -----------   -----------
Net cash provided (used) in financing
   activities                                 1,669,787       (13,762)
                                            -----------   -----------
Net decrease in cash                           (457,845)   (2,777,942)
Cash and cash equivalents, beginning of
   period                                     1,024,023     3,036,682
                                            -----------   -----------
Cash and cash equivalents, end of period    $   566,178   $   258,740
                                            -----------   -----------
Supplemental cash flow information:
   Cash paid for interest                   $   149,470   $        --
   Cash paid for taxes                      $        --   $        --

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

Nature of Operations

The Company provides employee Internet management ("EIM") products and services that enable businesses to monitor, report, and manage how their employees use the Internet and manage electronic communications both inside and outside of an organization. The Company's products and services give managers the ability to implement Internet access policies for different users and groups within their businesses, monitor electronic communications, including blocking or cleansing attachments, and archive electronic communications to comply with record retention policies.

Stock-Based Compensation

In December 2005, the Company granted options to its officers and nine of its existing employees. In May, 2005, the Company granted stock options to an employee. In February, 2004, the Company granted options to its new President as part of his employment agreement and to five of its existing employees. Prior to January 1, 2006, the Company accounted for employee stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations ("SFAS No. 123R") using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and
(b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation to the three and nine months ended March 31, 2005:

                                                       Three Months   Nine Months
                                                          Ended          Ended
                                                         March 31,     March 31,
                                                           2005           2005
                                                       ------------   -----------
Net income to common stockholders, as reported          $ 1,689,716   $ 3,425,886

Add: Stock-based employee/director compensation
   included in reported net loss determined
   under APB No. 25, net of related tax effects                  --            --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of related tax effects       (289,236)     (867,708)
                                                        -----------   -----------
Pro forma net income                                    $ 1,400,480   $ 2,558,178
                                                        ===========   ===========
   Net income per share basic and diluted -
      as reported                                       $      0.06   $      0.13
   Net income per share basic and diluted - pro forma   $      0.05   $      0.10
Shares used in basic and diluted loss per share
   amounts                                               26,439,136    26,402,031
                                                        ===========   ===========

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has had significant losses since inception and will need significant funds to meet its current software upgrade development program and sales and marketing program. Within the next twelve months the Company will be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to complete its software upgrade program and continue its operations.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its software upgrade program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself.

NOTE 3 - RESTATEMENT

On or about May 10, 2006, the Company concluded it was necessary to restate its financial results for the fiscal years ended June 30, 2005 and 2004 and for the interim periods ended September 30 and December 31, 2004 and 2005 and March 31, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for (1) various warrants issued in 2003, 2004 and 2005, and (2) the conversion features of the Company's $1.6 million convertible note payable issued in April 2005 ("2005 Note") and $1.5 million convertible notes payable issued in June 2004 ("2004 Notes") The Company had previously classified the value of the conversion features and warrants to purchase common stock as equity, where applicable. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should be reflected as derivative liabilities on the Company's balance sheet. Changes in fair value of these instruments are reflected as non-operating gains/losses in the Company's statement of operations. At the date of conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified to equity.

As a result of the aforementioned, the Company also determined that it must restate the value of the beneficial conversion feature of the preferred stock issued in 2004.

The Company has previously restated the unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2005 to a) correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, Inc., b) amortize the deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement over the vesting period rather than the term of the consulting agreement, and c) account for the modification of terms related to options granted to a former employee.

The accompanying financial statements for the three and nine months ended March 31, 2005 have been restated to effect the changes described above. The impact of those adjustments for the three and nine months ended March 31, 2005 are summarized below:

THREE MONTHS ENDED MARCH 31, 2005:

                                               As Previously
                                                  Reported      Adjustments        Restated
                                               -------------   ------------      -----------
Revenues                                       $   197,879                       $   197,879
Expenses
   Depreciation and amortization expense            15,718       $   25,389 (a)       41,107
   General and administrative                      700,990           72,514 (c)      773,504
   Professional fees                               142,087          (62,172)(b)       79,915
   Research, development and product support        13,478                            13,478
                                               -----------       ----------      -----------
Total expenses                                     872,273           35,731          908,004
                                               -----------       ----------      -----------
Loss from operations                              (674,394)         (35,731)        (710,125)
                                               -----------       ----------      -----------
Other income (expense)
   Gain (loss) on derivative liabilities                --        2,398,411 (d)    2,398,411
   Interest income, net                              1,430                             1,430
                                               -----------       ----------      -----------
Total other expense                                  1,430        2,398,411        2,399,841
                                               -----------       ----------      -----------
Net income (loss)                              $  (672,964)      $2,362,680      $ 1,689,716
                                               ===========       ==========      ===========
Basic net income (loss) per common share       $     (0.03)                      $      0.06
Weighted average common shares
   outstanding - basic                          26,439,136                        26,439,136

(a) to adjust the amortization of certain identifiable intangible assets associated with the purchase of CompuSven, Inc.

(b) to adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement

(c) to account for the modification of terms related to options granted to a former employee

(d) to record the change in fair value of warrants determined to be derivative liabilities.

NINE MONTHS ENDED MARCH 31, 2005

                                                       As Previously
                                                          Reported     Adjustments        Restated
                                                       -------------   -----------      -----------
Revenues                                                $   650,226     $       --      $   650,226
Expenses
   Depreciation and amortization expense                     46,205         72,022 (a)      118,227
   General and administrative                             1,923,776         72,513 (c)    1,996,289
   Professional fees                                        558,821        538,830 (b)    1,097,651
   Research, development and product support                165,994             --          165,994
                                                        -----------     ----------      -----------
Total expenses                                            2,694,796        683,365        3,378,161
                                                        -----------     ----------      -----------
Loss from operations                                     (2,044,570)      (683,365)      (2,727,935)
                                                        -----------     ----------      -----------
Other income (expense)
   Gain (loss) on derivative liabilities                         --      6,257,472 (d)    6,257,472
   Interest expense, net                                 (1,553,066)     1,449,415 (d)     (103,651)
                                                        -----------     ----------      -----------
Total other income (expense)                             (1,553,066)     7,706,887        6,153,821
                                                        -----------     ----------      -----------
Net income (loss)                                       $(3,597,636)    $7,023,522      $ 3,425,886
                                                        ===========                     ===========
Basic and diluted net income (loss) per common share    $     (0.14)                    $      0.13
Weighted average common shares
   outstanding - basic                                   26,402,031                      26,402,031

a) to adjust the amortization of certain identifiable intangible assets associated with the purchase of CompuSven, Inc.

b) to adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement

c) to account for the modification of terms related to options granted to a former employee

d) to record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.5 million notes

The impact of the adjustments related to the classification and accounting for the conversion features and warrants as of June 30, 2005 are summarized below:

JUNE 30, 2005

                                                                   As Previously
                                                                      Reported      Adjustment        Restated
                                                                   -------------   -----------      -----------
Current assets
   Cash                                                            $  1,024,023    $        --      $ 1,024,023
   Accounts receivable, net                                             275,387             --          275,387
   Deposits                                                              49,500             --           49,500
   Debt issuance cost, net                                               93,555        (54,055)(a)       39,500
   Prepaid expenses and other assets                                     18,646             --           18,646
                                                                   ------------    -----------      -----------
Total current assets                                                  1,461,111        (54,055)       1,407,056

Property and equipment, net                                             326,881             --          326,881
Cost based investment                                                   400,000             --          400,000
Goodwill                                                                863,907             --          863,907
Intangible assets, net                                                  176,515             --          176,515
Other assets                                                             12,320             --           12,320
                                                                   ------------    -----------      -----------
                                                                   $  3,240,734    $   (54,055)     $ 3,186,679
                                                                   ============    ===========      ===========

Current liabilities
   Accounts payable and accrued expenses                           $    451,001    $        --      $   451,001
   Current portion of obligations under capital leases                    4,652                           4,652
      $1.6 million convertible notes payable, net of
      unamortized discount                                            1,060,288       (376,565)(b)      683,723
   Derivative liabilities                                                    --        724,736 (c)      724,736
   Deferred revenues                                                    323,476                         323,476
                                                                   ------------    -----------      -----------
Total current liabilities                                             1,839,417        348,171        2,187,588
   Deferred revenues                                                     74,902             --           74,902
   Obligations under capital leases, net of current portion               1,951             --            1,951
                                                                   ------------    -----------      -----------
Total liabilities                                                     1,916,270             --        2,264,441
Commitments and contingencies
Stockholders' equity (deficit)
   Preferred stock, no par value; authorized 10,000,000 shares;              --             --               --
   Common stock                                                          26,480                          26,480
Additional paid-in capital                                           13,872,157     (5,052,538)(d)    8,819,619
Accumulated deficit                                                 (12,574,173)     4,650,312(e)    (7,923,861)
                                                                   ------------    -----------      -----------
Total stockholders' equity (deficit)                                  1,324,464       (402,226)         922,238
                                                                   ------------    -----------      -----------
                                                                   $  3,240,734    $   (54,055)     $ 3,186,679
                                                                   ============    ===========      ===========

(a) to reclassify debt issuance cost as a debt discount on the $1.6 million convertible notes

(b)  to adjust the unamortized discount on the $1.6 million notes.

(c)  To record the fair value of the warrants and embedded conversion features

(d) To adjust additional paid-in capital for the impact of the derivative liabilities and beneficial conversion features.

(e) To reflect the change in net income associated with the change in fair value of the derivative liabilities.

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

NOTE 5 - SALE OF COMMON STOCK

On November 10, 2005, the Company raised $1,000,000 of additional funding by selling investment units at $0.80 per unit. Each investment unit consisted of two shares of common stock and one warrant to purchase one additional share of common stock. The warrants expire three years from the date of purchase and each warrant provides for the purchase one additional share of common stock at a price of $0.60 a share. The total investment resulted in the issuance of 2,500,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock.

The warrants were determined to be derivative liabilities under SFAS No. 133 and EITF 00-19 (see Note 7). $210,565 of the proceeds were allocated to the warrants.

The sales price of this common stock caused the option price of certain outstanding warrants to be reduced from $0.60 a share to $0.40 a share and for the Company to realize a charge to Loss on Derivative Liabilities of $295,601 during the nine months ended March 31, 2006.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

From March 16, 2006 through March 21, 2006, pursuant to a series of securities purchase agreements, the Company sold convertible notes in the aggregate principal amount of $700,000 convertible into 4,666,667 shares of common stock and warrants to purchase an additional 2,333,334 shares of common stock for aggregate gross cash proceeds of $700,000. The securities were sold in units consisting of a $45,000 principal amount convertible note and a warrant to purchase 150,000 shares of common stock at a purchase price of $45,000 per unit. Montex Exploration Inc. ("Montex"), a holder of more than 5% of the Company's common stock, purchased $200,000 of Units in the Offering. Montex participated in the Offering on identical terms to the terms of the Offering as the other investors participating in the Offering.

The convertible notes accrue interest at the rate of 10% per annum payable at maturity, are due eighteen months after issuance, and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. The conversion price will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends. The Company may prepay the convertible notes, in whole or in part, at any time upon ten days written notice. The amounts due under the convertible notes are subordinated to the prior payment of all senior indebtedness which includes the Company's obligations to Trident Growth Fund, L.P. under that certain secured convertible note in the principal amount of $1,600,000 dated April 1, 2005, all present or future bank or other financial institutional indebtedness, and any indebtedness secured by a lien on any of the Company's assets.

Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $0.40 per share for a term of three years. The exercise price of the warrants will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends.

In connection with these convertible notes, the Company incurred placement fees consisting of $56,000 and issued warrants to purchase 373,333 shares of common stock (equal to 8% of the shares issuable upon conversion of the notes included in the units) at an exercise price of $0.40 per share.

The Company has agreed to include the shares of common stock issuable upon conversion of the convertible notes or exercise of the warrants sold in the Offering in any registration statement filed under the Securities Act (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor forms) in order to permit the public resale of such shares. There are no demand registration rights associated with these instruments.

The Company evaluated the embedded conversion option and the freestanding warrants under SFAS No. 133 and EITF 00-19 and determined that they qualify for derivative accounting (see Note 7). The proceeds were first allocated between the warrants and the hybrid instrument, with $259,367 allocated to the warrants. The Company then recorded the fair value of the conversion option as a derivative liability in the amount of $666,781. The excess of the combined value of the warrants and the embedded conversion option over the proceeds totaling $226,148 was charged to Loss on Derivative Liabilities during the three months ended March 31, 2006.

NOTE 7 - DERIVATIVES

The Company evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

          o    Warrants issued to Trident during 2003;

          o    Series A convertible preferred stock conversion feature;

          o    Warrants associated with the Series A preferred stock;

          o    2004 convertible notes conversion feature;

          o    Warrants associated with the 2004 convertible notes;

          o    Warrants to purchase common stock issued for services;

          o    2005 convertible note conversion feature;

          o    Warrants associated with the 2005 convertible note;

          o Warrants issued to Trident in November 2005 to waive covenant non-compliance;

          o    Warrants issued in connection with the sale of units in November
               2005

          o Warrants issued in connection with the sale of convertible notes in March 2006

Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded all of these instruments other than the conversion feature of the Series A Preferred Stock qualified for derivative accounting. Specifically, the 2003 warrants issued to Trident had registration rights that contained liquidated damage provisions that require the Company to cause and maintain effectiveness of a registration statement covering these securities. Should the Company be unsuccessful, the penalty provision called for the Company to issue 0.1% of the Company's common shares then outstanding computed on a fully-diluted basis per day until the shares are registered. Because the registration rights agreement does not have an explicit limit on the number of shares to be delivered in a share settlement, the 2003 warrants issued to Trident, the 2004 Notes and 2005 Note, and all of the other warrants qualify for derivative accounting. In addition, all of the instruments contain reset provisions that require the exercise price to adjust downward and in some cases, the number of shares issuable upon exercise or conversion to be adjusted upward, should the Company sell or otherwise issue common stock at a price below the applicable exercise price. In certain cases, the Company has sold common stock at a price below the exercise price of the instruments, thereby, triggering the reset provisions. Following the guidance in EITF 00-19, the Company concluded that these reset provisions, and particularly the fact that the Company has triggered the reset provisions on several instruments, cause the associated instruments to be accounted for as derivatives. The Company concluded that the conversion feature of the Series A Preferred Stock is clearly and closely related to the economic characteristics of the host contract and, as a result, the conversion feature of the Series A Preferred Stock does not qualify for derivative accounting.

The Company is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as "Gain (loss) on derivative liabilities."

The Company uses the Black Scholes valuation model for calculation of the value of derivative liabilities. The Company uses volatility rates based on volatilities of comparable companies in our industry that have more than a 2-year trading history. The Company uses a risk free rate which is the U. S. Treasury rate with a maturity that approximates the estimated expected life of a derivative or security. The Company uses the closing market price of the common stock at the close of business on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility used was 80%.

A detail of the fair value of the derivative liabilities at March 31, 2006 and June 30, 2005 is as follows:

                                      March 31,   June 30,
                                        2006        2005
                                     ----------   --------
Embedded conversion option - $1.6
   million convertible notes         $    2,510   $ 93,619
Embedded conversion option - other
   convertible notes                    746,557         --
Warrants                                591,016    631,117
                                     ----------   --------
Total                                $1,340,083   $724,736
                                     ==========   ========

NOTE 8 - SEGMENT REPORTING

With the acquisition of CompuSven, Inc. in July, 2004, the Company determined it has two reportable segments, employee Internet monitoring and Email migration. Information about operations by reportable segment is as follows:

                                        Internet      Email     Corporate and
                                       Monitoring   Migration    Eliminations   Consolidated
                                      -----------   ---------   -------------   ------------
Three Months Ended
   March 31, 2006:
      Revenues                        $    55,470   $ 126,157    $        --    $   181,627
      Income (loss) from operations      (822,529)     58,676       (328,381)    (1,092,234)
Three Months Ended
   March 31, 2005:
      Revenues                             51,483     146,396             --        197,879
      Income (loss) from operations      (544,925)    (45,541)      (119,659)      (710,125)
Nine Months Ended
   March 31, 2006:
      Revenues                            195,757     506,398             --        702,155
      Income (loss) from operations    (1,776,792)    289,257     (1,098,500)    (2,586,035)
Nine Months Ended
  March 31, 2005:
      Revenues                            178,921     471,305             --        650,226
      Income (loss) from operations    (1,417,017)   (176,527)    (1,134,391)    (2,727,935)

NOTE 9 - SUBSEQUENT EVENTS

Effective May 1, 2006, the Company entered into an agreement with Trident Growth Fund, LP to amend the Company's $1,600,000 principal amount secured convertible promissory note. Pursuant to the agreement: (i) the maturity date of the note was extended until the earlier of April 30, 2007 or the Company realizing $5,000,000 of gross proceeds from the sale of convertible debt or equity securities; (ii) all financial covenants applicable to the note were deleted;
(iii) certain negative covenants applicable to the note were deleted; and (iv) the anti-dilution adjustment for issuances of shares at prices below the conversion price of the note were deleted. In consideration for the forgoing, the amendments to certain outstanding warrants, and the cancellation of an outstanding warrant, the Company issued a warrant to Trident to purchase 1,745,000 shares of common stock. The warrant is immediately exercisable at an exercise price of $0.40 per share, contains standard and customary cashless exercise provisions, and terminates five years from the date of grant.

During May, 2006, the Company raised $990,000 through the issuance of 66,001 shares of Series B Convertible Preferred Stock (the "Series B Shares") convertible into 6,600,100 shares of common stock and warrants to purchase an additional 3,300,050 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

Effective May 1, 2006, $700,000 principal amount of outstanding convertible notes and all accrued and unpaid interest due thereon were exchanged for 47,205 Series B Shares.

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

OVERVIEW

          We provide Internet access management products and services that are designed to enable businesses and government agencies to monitor, report and manage how their employees use the Internet. We offer an integrated suite of solutions for establishing and consistently enforcing employee Internet usage policies and managing electronic communications with others inside and outside of an organization. Our solutions archive and filter internal and external e-mail communications, including attachments, instant messaging, and Web site browsing across the enterprise and provide graphical, real-time hierarchal reporting and immediate warnings of e-mail policy violations to management. Our products and services are designed to give employers the ability to implement Internet access policies for different users and groups within their organizations, monitor electronic communications, including blocking or cleansing attachments, and archive electronic communications to comply with records retention policies. We also provide e-mail migration, e-mail data and directory management software and related services that provide e-mail and e-mail related data migration and directory synchronization between disparate e-mail systems.

          Based on our experience with customers and prospects, we believe that a substantial amount of employee Internet activity in the workplace is non-work related and that a significant portion of non-business related e-commerce is conducted through Internet connections at work. Because Internet access in the workplace is fast, convenient and essentially free to employees, employees have the opportunity to use their employers' Internet connections for personal or recreational purposes during work hours. Such personal use during business hours can result in lost employee productivity, increased network bandwidth consumption, potential legal liability and the introduction of malicious code on the enterprise's network.

          Our initial product, Stellar Internet Monitoring(TM) enables businesses to rapidly implement and configure Internet access policies for specific groups, user types, and individuals within an organization. We monitor employees' Internet activity without restricting the employees' access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies implemented by our customers. We notify management when a violation has occurred and, if requested, provide management with detailed graphical reports displaying the aggregate Internet activity of the entire organization, department or the monitored employees. Our solution is easy to deploy and use, has minimal impact on an organization's information technology department, requires minimal hardware, is scaleable, and supports a broad range of network platforms, including proxy servers, firewalls, and other network appliances and software.

          Stellar GEM, our next generation technology, is an advanced solution we developed as a result of the market and customer information we derived from our experiences with existing Internet access management solutions. The Stellar GEM solution suite allows organizations to:

          o    monitor Internet usage by employees;

          o    prevent Internet abuse; and

          o monitor, filter, block and archive electronic communications, including e-mail and instant messaging products from providers such as MSN, Yahoo, ICQ and AOL.

Stellar GEM also scans and blocks over 300 different attachment types that may contain key-words objectionable to the organization which may be imbedded in the e-mail or instant message. Stellar GEM provides organizations with detailed reports describing which web sites are being visited, what instant messages or e-mails are being sent and received, and whether any objectionable content has been exchanged or viewed. Our software tools give the enterprise the ability to determine which employees were involved, and what time the actions took place. Because of the increasing need for filtering, blocking, and retaining and retrieving electronic communications, we believe that the demand for solutions such as our GEM solution suite will increase and be adopted by an increasing number of organizations.

          Our E-Mail Shuttle solutions provide immediate and automatic migration and synchronization of data from any e-mail system to any other e-mail system. They enable businesses to migrate and synchronize inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups on e-mail systems such as Microsoft(R) Exchange, Lotus(R) Domino, Lotus(R) cc:Mail, Novell(R) GroupWise, Netscape(R) Messaging Server and OpenWave(R) InterMail. Through our E-Mail Shuttle solutions, we provide migration to and from each of these systems and develop processes and products that enable easy migration from proprietary e-mail and calendaring systems. Our E-Mail Shuttle solutions' modular design includes extractor and loader components that allow migration from multiple systems at any one time from a single management console.

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


          Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. Our deferred revenue excludes all items relating to consulting services as these services are provided at or prior to the delivery of our products In the event a customer purchases our software, maintenance is included for year one in the purchase price but billable in year two and for every year thereafter that the customer uses our software. In the event of a subscription agreement, now common in the industry, maintenance is included in the annual or monthly subscription fee. Deferred revenue was $249,820 and $398,368 at March 31, 2006 and June 30, 2005, respectively. We believe that $230,331 of the deferred revenue at March 31, 2006 will be recognized as revenue in the next 12 months. Although revenues have increased during the nine months ended March 31, 2006 as compared to the corresponding period in 2005, the reduction in deferred revenue may be indicative of a decrease in revenues in future periods unless offset by new sales.

OUTLOOK

          The market for our solutions is large and continues to grow. Sustained spending on technology, continued emphasis on employee efficiency, growing awareness of and compliance with regulatory and reporting requirements by employers, and the increasing need to retain and retrieve electronic communications in order to, among other things, comply with federal and certain state court rules when involved in litigation, are all key external conditions which may affect our ability to execute our business plan.

          We compete against companies with substantially greater market shares and financial resources than ours. We have found that certain potential customers, particularly larger organizations, view our small size and limited financial resources as a negative even if they prefer our offering to those of our larger competitors. Based on our current revenues and the size of the market for our products, we believe we have a market share of less than 1%.

          Our primary strategic objective is to strengthen our position in the market for Internet access management solutions and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by continuing to enhance the functionality of our current Internet access management solutions, developing new products and services, increasing our direct sales force, and pursuing subscription renewals and enterprise-wide deployment of our applications with existing customers. We intend to hire up to twenty full time sales professionals with substantial experience in enterprise sales by June of 2007.

          We believe that our near-term success will depend particularly on our ability to increase customer adoption of our Internet access management products, to successfully integrate our E-Mail Shuttle technologies and products with our Internet access management products and technologies, and to continue generating revenue from our E-Mail Shuttle products. Since we have very limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. We believe that key risks include overall economic conditions and the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, our ability to expand our direct sales force, competitive factors in our rapidly changing industry, and our ability to raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

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

Accounting for Derivative Instruments

          Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

          The pricing model we use for determining fair values of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income.

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues

          Revenues consist of licensing fees that we receive upon the sale of our employee Internet management and E-mail migration solutions. Revenues decreased $16,192 or approximately 8% to $181,687 during the three-month period ended March 31, 2006 as compared to $197,879 for the three-month period ended March 31, 2005. The decrease resulted from a $20,239 decrease in sales of our E-mail migration solutions which was partially offset by a $3,987 increase in license fees from our Stellar Internet management solutions. Although revenues decreased in the most recent fiscal quarter, revenues have increased in the current fiscal year and we expect revenues to grow in future periods as we continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers and continue the roll out of our Stellar GEM solution. In that regard, we currently have seven sales professionals and intend to hire up to twenty sales personnel by June 2007. We also expect our E-Mail Shuttle solutions to continue to generate incremental revenue for us.

Operating Expenses

          Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general and administrative, professional fees, and research and development expenses.

          General and Administrative and Related Expenses. General, administrative and related expenses consist of salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees, costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative expenses were $774,757 for the three-month period ended March 31, 2006 as compared to $773,504 for the three-month period ended March 31, 2005. Although general, administrative and related fee expenses were essentially unchanged, we expect that they will increase in future periods as we continue to grow our operations. Specifically, we expect that marketing expenses will continue to increase as we expand our marketing efforts and promote our Internet access management solutions and related e-mail migration, software and related services. We also expect labor costs and expense reimbursements to increase in the future as a result of increased officer compensation, the implementation of a bonus plan for other officers and key employees of the Company, the retention of additional personnel to support our expanding sales and marketing efforts, and increase in sales commission expenses as we generate additional license fees.

          Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees increased $127,557 to $207,472 for the three-month period ended March 31, 2006 from $79,915 for the three-month period ended March 31, 2005. The increase resulted primarily from additional legal and accounting costs which were partially offset by a reduction in non cash charges associated with the issuance and modification of warrants issued to certain financial advisors incurred during 2005.

          Research, Development and Product Support. Research and development expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing Stellar Internet monitoring solutions and product support. Research and development expenses increased $234,062 to $247,540 for the three-month period ended March 31, 2006 as compared to $13,478 for the three-month period ended March 31, 2005. The increase was due primarily to an increase in contract developers required to complete phase one of our development cycle for Stellar GEM.

Interest Expense

          We incurred interest expense of $391,694 during the three-month period ended March 31, 2006 as compared to $1,430 during the three-month period ended March 31, 2005. The interest expense in 2006 consisted primarily of non-cash charges of $348,586 resulting from non cash items related to amortization of debt discount and other debt financing costs and $48,000 of interest payments on our $1,600,000 principal amount convertible note.

Gain (Loss) on Derivative Liabilities

          We incurred losses on derivative liabilities of $254,841 during the three-month period ended March 31, 2006 as compared to gains on derivative liabilities of $2,398,411 during the three-month period ended March 31, 2005. The decrease was primarily the result of changes in fair value of derivative liabilities. Specifically, the fair value of the derivative liabilities decreased significantly during the three-month period ended March 31, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased significantly during that period. Our stock price did not decrease as significantly during the three-month period ended March 31, 2006. During the three-month period ended March 31, 2006, we also recorded losses on the initial valuation of the embedded conversion feature of convertible notes we issued in 2006 in the amount of $226,148.

Net Loss

          During the three-month period ended March 31, 2006, our net loss was $1,738,769 as compared to net income of $1,689,716 during the three-month period ended March 31, 2005. The increase in net loss was primarily the result of $391,694 of interest expense of which $348,586 were non cash items related to debt discount and other debt related costs, and a $2,398,411 gain on derivative liabilities in 2005 as a result of changes in the fair value of our derivative liabilities.

COMPARISON OF THE NINE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

Revenue

          Revenue consists of licensing fees that we receive upon the sale of our employee Internet management and E-mail migration solutions. Revenues increased $51,929 or approximately 8% to $702,155 during the nine-month period ended March 31, 2006 as compared to $650,226 for the nine-month period ended March 31, 2005. The increase resulted from increase license fees from our employee Internet access management solutions of $16,836 and a $35,093 increase in sales of our E-mail migration solutions.

Operating Expenses

          Operating expenses consist primarily of labor costs and expense reimbursements, selling and marketing expenses, general, administrative and related fee expenses, and research and development expenses.

          General and Administrative and Related Expenses. General, administrative and related expenses consist of salaries, commissions, stock compensation, benefits and related compensation that we pay to our employees, costs related to production of marketing brochures, trade shows, advertising, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative remained essentially constant at $1,958,111 for the nine-month period ended March 31, 2006 as compared to $1,996,289 for the six-month period ended March 31, 2005.

          Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees decreased $355,228 to $742,423 for the nine-month period ended March 31, 2006 from $1,097,651 for the nine-month period ended March 31, 2005. The decrease resulted primarily from $484,046 of non cash charges associated with the issuance and modification of warrants issued to certain financial advisors incurred during 2005 which was partially offset by approximately $130,000 of additional legal and accounting fees.

          Research, Development and Product Support. Research and development expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing internet access management solutions and product support. Research and development expenses increased $292,009 to $458,003 for the nine-month period ended March 31, 2006 as compared to $165,994 for the nine-month period ended March 31, 2005. The increase was due to additional development costs associated with our new GEM product. We expect research and development expenses to increase in future periods as we pursue future product and service development, and enhance our existing Internet access management and e-mail migration management solutions.

Interest Expense

          We incurred interest expense of $1,009,865 during the nine-month period ended March 31, 2006 as compared to $103,651 during the nine-month period ended March 31, 2005. The interest expense in 2006 consisted primarily of $807,169 of non cash items related to amortization of debt discount and other debt financing costs, the modification of warrants issued in connection with convertible notes, and the issuance of shares of common stock in consideration of the waiver of certain covenants included in our $1,600,000 principal amount convertible note.

Gain (Loss) on Derivative Liabilities

          We incurred gains on derivative liabilities of $370,814 during the nine-month period ended March 31, 2006 as compared to $6,257,472 during the nine-month period ended March 31, 2005. The decrease was primarily the result of changes in fair value of derivative liabilities. Specifically, the fair value of the derivative liabilities decreased significantly during the nine-month period ended March 31, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased significantly during the period. We did not experience as significant of a decrease in our stock price during the nine months ended March 31, 2006.

Net Loss

          During the nine-month period ended March 31, 2006, our net loss was $3,225,086 as compared to net income of $3,425,886 during the nine-month period ended March 31, 2005. The increase was primarily the result of $906,205 of interest expenses of which $867,169 were non cash items related to debt discount and other debt related costs, and a $6,257,472 gain on derivative liabilities in 2005 as a result of changes in the fair value of our derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

          Since our inception, we have funded our operations primarily through private sales of equity and debt securities.

          Net cash used in operating activities was $2,062,604 for the nine-month period ended March 31, 2006 compared to $1,808,253 for the nine-month period ended March 31, 2005. The $254,351 increase in cash used in operating activities was due primarily to increases in interest expense paid, research and development expenses, and professional fees.

          Net cash used in investing activities during the nine-month period ended March 31, 2006 was $65,208 as compared to $955,927 for the nine-month period ended March 31, 2005. The substantial decrease in cash used in investing activities was due primarily to the cash payment in connection with the acquisition of CompuSven in 2005 without a similar transaction in 2006.

          Net cash provided by financing activities during the nine-month period ended March 31, 2006 was $1,669,787 as compared to $13,762 of cash used in financing activities during the nine-month period ended March 31, 2005. The $1,656,025 increase in cash flows from financing activities was due primarily to the sale of our equity securities during the nine-month period ended March 31, 2006.

          At March 31, 2006, we had a working capital deficit of $3,090,648 as compared to a working capital deficit of $780,532 June 30, 2005. The $2,310,116 decrease in working capital was due primarily to decreases in cash of $457,845 and in accounts receivable of $166,971, and to increases in convertible notes payable of $790,513, in accounts payable and accrued expenses of $279,401, in derivative liabilities associated with various outstanding convertible notes and warrants of $615,347, and in deferred revenue of $93,145.

          Our primary sources of financing over the past twelve (12) months are set forth below.

          On April 1, 2005, we entered into a Loan Agreement (the "Loan Agreement") with Trident Growth Fund, LP ("Trident") pursuant to which we issued a $1,600,000 principal amount secured convertible promissory note (the "Trident Note") to Trident. The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,616,000 became due and payable on April 30, 2006. Effective May 1, 2006, we entered into an agreement with Trident to: (i) extend the maturity date of the Trident Note until the earlier of April 30, 2007 or us realizing $5,000,000 of gross proceeds from the sale of convertible debt or equity securities; (ii) eliminate all financial covenants; (iii) eliminate certain negative covenants and; (iv) eliminate the anti-dilution adjustment for issuances of shares at prices below the conversion price of the Trident Note. The Trident Note continues to accrue interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, remains secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is convertible in whole or in part at the option of Trident into shares of our common stock. The conversion price is currently $0.40 per share.

          In consideration for the forgoing extension, amendments to certain outstanding warrants, and the cancellation of an outstanding warrant, we issued a warrant to Trident to purchase 1,745,000 shares of our common stock. The warrant is immediately exercisable at an exercise price of $0.40 per share, contains standard and customary cashless exercise provisions, and terminates five years from the date of grant.

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

          As of the date of this report, we have raised $990,000 through the issuance of 66,001 shares of Series B Convertible Preferred Stock (the "Series B Shares") convertible into 6,600,100 shares of common stock and warrants to purchase an additional 3,300,050 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. The Series B Shares automatically convert into shares of common stock in the event that (i) the average closing price of our common stock over 20 consecutive trading days equals or exceeds

$0.75 per share; and (ii) the shares of common stock issuable upon conversion of the Series B Shares are either subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the "Securities Act"), or transferable pursuant to Rule 144(k) promulgated under the Securities Act. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

          During March, 2006, we issued convertible notes in the aggregate principal amount of $700,000 convertible into 4,666,667 shares of common stock and warrants to purchase an additional 2,333,334 shares of common stock for aggregate gross cash proceeds of $700,000. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years. In May 2006, the forgoing notes were exchanged for 47,205 Series B Shares.

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

          We have cash resources of approximately $1,000,000. We currently use approximately $350,000 per month to conduct operations and expect this amount will increase based on increased salary expenses related to additional sales and support personnel. Our current cash resources, expected recurring monthly revenue, and revenue from new customers, will only be sufficient to fund operations for the next six months. In order to sustain our current operations for the next twelve months and repay indebtedness, we will need approximately $3,500,000. We are currently seeking to obtain this financing through sales of convertible preferred stock and warrants. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations, including our plans to build a large direct sales force and continue to improve our product offerings, and in the extreme case, terminate operations and liquidate the Company.

OFF-BALANCE SHEET ARRANGEMENTS

          As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

          We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations over the next 12 months and we are in need of approximately $3.5 million of additional capital to fund operations and repay indebtedness over the next 12 months. Since our inception, we have not generated any significant revenue, have experienced substantial losses, including approximately $6 million during the year ended June 30, 2005 and approximately $3.2 million during the nine-month period ended March 31, 2006, and we currently have negative working capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2005 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT FOR US TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

          We have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. We have only been offering our employee Internet management applications since 2001 and the substantial majority of our licensing revenue has occurred within the past two years. As a result, we have very limited historical data and the revenue and income potential of our business and is unproven. Because of our limited operating history and because the market for our Internet access management products is relatively new, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

          Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours, including those described herein.

We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business to fail which may result in a liquidation of the Company.

WE HAVE A HISTORY OF LOSSES AND, BECAUSE WE EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE DO NOT EXPECT TO BECOME PROFITABLE IN THE NEAR TERM, IF EVER.

          We have experienced losses from operations in each fiscal quarter since our inception and as of March 31, 2006, we had an accumulated deficit of approximately $11.1 million. We incurred net losses to common shareholders of approximately $6 million during the year ended June 30, 2005 and approximately $3.2 million during the nine-month period ended March 31, 2006. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

     o expand our domestic and international selling and marketing activities;

     o    develop new products and technologies;

     o    upgrade our existing solutions, and serve our expanding customer base;

     o upgrade our operational and financial systems, procedures and controls;

     o hire additional personnel, including additional sales personnel, engineers and other technical staff; and

     o    fulfill our responsibilities associated with being a public company.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH FUNDS MAY NOT BE AVAILABLE OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

          We expect that our operating expenses will continue to increase over the next 12 months. In addition, our $1.6 million principal amount convertible note is due April 30, 2007 and we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we will need to raise approximately $3,500,000 of additional funds over the next 12 months, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may cause us to eliminate future product development, scale back our sales and marketing efforts, and in the extreme case, liquidate the Company.

OUR FUTURE SUCCESS DEPENDS ON ABILITY TO ACHIEVE SUBSTANTIAL REVENUE GROWTH FROM LICENSING OUR INTERNET ACCESS MANAGEMENT AND E-MAIL MIGRATION SOLUTIONS TO NEW CUSTOMERS AS WELL AS RENEWALS OF LICENSES TO OUR EXISTING CUSTOMERS.

          Our products consist of: (i) Stellar GEM(TM), our premier Internet access management solution; (ii) Stellar Internet Monitoring(TM), our web based Internet access management solution; and (iii) Stellar E-mail Shuttle(TM), our e-mail migration solution. Licenses for our Stellar GEM and Stellar E-mail Shuttle solutions are usually sold under a perpetual license while licenses of our Stellar Internet Monitoring solution typically have a fixed duration. Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses. Our future success also depends on our ability to license additional services or product offerings to existing customers which will require a substantial sales and marketing effort. We may not have the human and capital resources to achieve this objective.

WE MUST DEVELOP AND EXPAND OUR SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

          We intend to sell our products both directly and indirectly. We intend to build a direct sales organization to sell to target customers, and continue to develop our indirect sales channels. We will need to hire and train professional sales people capable of meeting or exceeding revenue goals and expand our existing indirect sales channels to increase our market share and revenue. We cannot assure you that we will be able to develop both of these channels simultaneously, maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to attract and retain successful sales people or maintain and expand our existing relationships, or enter into new relationships, we may lose customer introductions and co-marketing benefits, lose potential sales, and our operating results may suffer.

BECAUSE WE EXPECT OUR FUTURE GROWTH TO BE DRIVEN PRIMARILY FROM THE SALE OF OUR STELLAR GEM SOLUTION SUITE, ANY FAILURE OF THIS PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MEANINGFUL MARKET ACCEPTANCE MAY SERIOUSLY HARM OUR BUSINESS.

          If revenues from the licensing of our products decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our Stellar GEM solution fails to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our Stellar GEM solutions will achieve any meaningful market acceptance. Our future financial performance depends on our ability to diversify our offerings and successfully gain customer acceptance of our Stellar GEM solution suite and enhanced versions of our Stellar Internet Monitoring and E-Mail Shuttle solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our existing solutions. Any failure or delay in achieving market acceptance or diversifying our existing offering could result in us never generating any meaningful revenue or profits.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

          Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our Internet access management and e-mail migration solutions are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our offerings to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies may limit or reduce the market for our products, result in customer dissatisfaction, and prevent us from generating any meaningful revenue or profits.

FAILURE OF OUR PRODUCTS TO WORK PROPERLY COULD IMPACT SALES, INCREASE COSTS, AND CREATE RISKS OF POTENTIAL NEGATIVE PUBLICITY AND LEGAL LIABILITY.

          Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our Internet access management and e-mail migration solutions and we may find such errors in the future. The occurrence of errors could adversely affect licenses of our products, divert the attention of engineering personnel from our product development efforts, and cause significant customer relations problems. In addition, since Internet access management technology generally, and our solutions specifically, have yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we operated in a more established industry.

          Because customers rely on our Internet access management and e-mail migration solutions to manage employee behavior and electronic communication, any significant defects or error in our products may result in negative publicity or legal claims against our customers or us. Such negative publicity or legal claims could damage our reputation in the marketplace, cause us to incur legal fees and costs to defend such claims, or result in the payment of sums to settle such claims.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND STELLAR BRAND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

          Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our Stellar GEM, Stellar Internet Monitoring and Stellar E-Mail Shuttle solutions, and we intend to apply for legal protection for certain of our intellectual property in the future. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and adequate legal protection of our intellectual property may not be available to us in every country in which we intend to sell our products. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and their mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property and may not have the financial resources to enforce any rights that we have. Any such infringement or misappropriation by third parties of claims against us for infringement could have a material adverse effect on our business, financial condition and results of operations by preventing us from building brand recognition, or in the extreme case, from licensing our solutions to our customers.

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

          We have experienced growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

WE FACE INCREASING COMPETITION FROM MORE ESTABLISHED COMPANIES THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, WHICH MAY PLACE PRESSURE ON OUR PRICING AND WHICH COULD PREVENT US FROM INCREASING REVENUE OR ATTAINING PROFITABILITY.

          The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors may offer their products at a significantly lower price than our Internet access management and e-mail migration solutions, which could result in pricing pressures on licenses of our products and in the commoditization of Internet access management solutions. If we are unable to maintain the current pricing on sales of our Internet management and e-mail migration solutions or increase our pricing in the future, our results of operations could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced licensing, reduced margins or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our ability to generate revenue and offer solutions at prices which will cover our costs. Our current principal competitors include:

          o companies offering HTTP/HTTPS filtering products, such as Websense, SurfControl, Secure Computing, 8e6 Technologies, and St. Bernard;

          o companies offering instant message filtering products, such as Facetime, Akonix, IMLogic, and CA;

          o companies offering e-mail filtering products, such as CipherTrust, Vericept, Symantec, Orchestria, and Vontu; and

          o companies offering data archiving and retrieval products, such as Vericept, Vontu, Iron Mountain, and Reconnex.

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

IF INTERNET ACCESS MANAGEMENT SOLUTIONS ARE INTEGRATED INTO EXISTING INTERNET HARDWARE, SOFTWARE OR OPERATING SYSTEMS, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

          We also face current and potential competition from vendors of Internet servers, operating systems, and networking hardware, many of which have developed and/or bundle, or may in the future develop and/or bundle, Internet access management solutions, or other competitive products with their products. We expect increased competition from, anti-virus software developers, traditional network management software developers, and web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If Internet access management functions become standard features of Internet-related hardware or software, the demand for our Internet management solutions may decrease.

Moreover, even if our Internet access management solutions provide greater functionality and are more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our solutions separately.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

          Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. With the exception of our President, Donald R. Innis, we do not have an employment agreement with any of our officers, management or other key personnel. We intend to enter into an employment agreement with Mark G. Sampson. Although we intend to transfer a key man life insurance policy on Mr. Sampson in the amount of CDN $1,000,000 from his previous employer to us, as of the date of this prospectus, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES THAT WE NEED TO SUPPORT OUR PLANNED GROWTH.

          To execute our growth plan, we must attract and retain highly qualified personnel. As of the date of this report, we have 13 employees and 27 remote consultants. We expect to hire additional personnel over the next year in virtually all operational areas, including sales and marketing, research and development, operations and sales/technical support, customer service and administration. Competition for these personnel remains intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THE MARKET FOR OUR PRODUCTS CONTINUES TO EMERGE, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR OUR INTERNET ACCESS MANAGEMENT AND E-MAIL MIGRATION SOLUTIONS AND OF OUR STELLAR BRAND, OUR GROWTH MAY BE LIMITED.

          Based on our experience with actual and potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet or of their computers. We also believe there may be a time-limited opportunity to achieve and maintain a significant share of the market for Internet access management and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, the market for our Internet management solutions may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Stellar brand is critical to achieving widespread acceptance of our existing and future products. Successful promotion of our Stellar brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Stellar brand, or if our expenses to promote and maintain our Stellar brand are greater than anticipated, we may never generate sales sufficient to cover our costs.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

          Expansion in the sales of our Internet access management and e-mail migration solutions depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standard and protocols to handle increase demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. If the Internet does not continue to be a widespread communications medium and commercial platform, the demand for our Internet management and e-mail migration solutions could be significantly reduced, which could limit or eliminate the need for our products and services.

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

                         RISKS ASSOCIATED WITH OUR STOCK

NEW INVESTORS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION IN THE TANGIBLE NET BOOK VALUE OF THEIR SHARES.

          As of the date of this report, the market price of our common stock significantly exceeded the net tangible book value of our common stock. The net tangible book value of one share of our common stock as of March 31, 2006 was negative. As a result, investors purchasing common stock in the market will incur substantial dilution.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

          The sale of a large number of shares of our common stock in the market after this offering, or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 29,190,969 shares of common stock outstanding, of which 18,741,201 shares are "restricted securities," as that term is defined in Rule 144 of the Securities Act. Of these shares, approximately 15,300,000 can be sold without restriction as to volume pursuant to Rule 144(k) of the Securities Act, unless such shares are purchased by our affiliates, and approximately an additional 650,000 shares are currently eligible for sale under Rule 144(e) of the Securities Act. None of our directors, executive officers or other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

WE EXPECT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

          We expect to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. We are seeking to raise up to $4,500,000 of additional financing through the issuance of convertible preferred stock and warrants. As of the date of this report, we have raised $1,690,000 of this amount. The preferred shares are immediately convertible into shares of our common stock at a conversion price of $0.15 per share and the warrants are immediately exercisable at $0.40 per share. The full conversion of the preferred shares and exercise of the warrants would result in the issuance of 16,900,000 additional shares of common stock resulting in substantial dilution to our existing shareholders.

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

AS WE DO NOT INTEND TO PAY DIVIDENDS, INVESTORS IN OUR SHARES WILL NOT RECEIVE ANY DIVIDEND INCOME.

          We have never declared or paid any cash dividends on our common stock. The terms of our outstanding secured convertible notes preclude us from paying dividends without the consent of the holders of such notes. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future. Accordingly, investors who seek dividend income should not purchase our shares. The return, if any, from purchase of our shares will result from appreciation in the price of our shares.

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

ITEM 3. CONTROLS AND PROCEDURES.

          An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms or (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the year ended June 30, 2005, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Annual Report on Form 10-KSB. I addition, we have failed to timely file our periodic reports with the SEC on a number of occasions over the past year. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

          There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS.

          The following exhibits are included herein:

Exhibit No.                                 Exhibit
-----------   ------------------------------------------------------------------

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

                                             STELLAR TECHNOLOGIES, INC.


Date: May 26, 2006                           /s/ Mark G. Sampson
                                             -----------------------------------
                                             Mark G. Sampson
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