Form 10KSB
period 2006-06-30
STELLAR TECHNOLOGIES, INC.
filed 2006-10-13
CIK 1132590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2006
OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-33099
(Commission File Number)

STELLAR TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1553046
(State or other jurisdiction of Incorporation of organization)	(IRS Employer Identification Number)

7935 Airport Pulling Road Suite No. 201 Naples, Florida	34109
(Address of Principal Executive Offices)	(Zip Code)

(239) 592-1816
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      No

State issuer’s revenues for the year ended June 30, 2006. $870,964

The aggregate market value of the voting common equity held by non-affiliates of the issuer based on the closing sale price of the issuer’s common stock as reported on the OTC Bulletin Board on October 10, 2006 was $4,881,997. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of October 10, 2006, 29,190,969 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Formats (check one):

Yes      No

DOCUMENTS INCORPORATED BY REFERENCE

None.

(i)

Back to Contents

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to attract and retain customers and qualified personnel; customer acceptance and satisfaction with our Internet management solutions; anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the employee Internet management industry; rapid technological changes in the employee Internet management industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as those other factors set forth under the caption “Risk Factors” on page 13 of this report and “Management’s Discussions and Analysis” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Development

We were incorporated on July 20, 2000 as a Colorado corporation. We were initially engaged in the business of providing photography and digital services to organizations in the travel industry. We exited the travel industry in April 2002.

Back to Contents

During the quarter ended December 31, 2002, we announced our intention to engage in the business of acquiring, exploring and developing natural gas and oil properties. In furtherance of this plan, we purchased an interest in a limited partnership that owned oil and gas leasehold interests in Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. In September 2003, we disposed of all of our oil and gas interests and exited the oil and gas business.

On January 15, 2004, we acquired Stellar Venture Partners, LLC, a Georgia limited liability company (“Stellar Venture Partners”), by merging a wholly-owned subsidiary of ours with and into Stellar Venture Partners, with Stellar Venture Partners remaining as the surviving entity and becoming our wholly-owned subsidiary. At the effective time of the merger, we issued 18,000,001 shares of our common stock to the membership interest holders of Stellar Venture Partners, LLC, representing, on a fully diluted basis, approximately seventy-four percent (74%) of the then issued and outstanding shares of our common stock. As a result of the merger, we entered the Internet access management industry.

On July 14, 2004, we acquired all of the issued and outstanding capital stock of CompuSven, Inc., a Florida corporation (“CompuSven”). Upon completion of this acquisition CompuSven became a wholly owned subsidiary of the Company. CompuSven provides e-mail migration, e-mail data and directory management software and related services.

Overview

We provide Internet access management products that are designed to enable businesses and government agencies to monitor, report and manage how their employees access and use the Internet. We offer an integrated suite of solutions for establishing and consistently enforcing Internet usage policies and managing electronic communications with others inside and outside of an organization. Our solutions archive and filter internal and external e-mail communications including attachments, instant messaging, and Web site browsing across the enterprise and provide graphical, real-time hierarchal reporting and immediate warnings of policy violations to management. Our products and services are designed to give employers the ability to implement Internet access policies for different users and groups within their organizations, monitor electronic communications, including scanning and blocking attachments, and archive electronic communications to comply with records retention policies. Our primary product offerings consist of:

•	our Global Ecommunications Management™ or GeM Solutions™ and Stellar Internet Monitoring (“SIM”) products, which we refer to collectively in this report as our Internet access management solutions; and

•	our E-Mail Shuttle™ e-mail migration solution.

The E-Mail Shuttle is an e-mail migration product that provides e-mail and e-mail related data migration and directory synchronization between disparate e-mail systems. E-Mail Shuttle helps organizations with multiple e-mail platforms consolidate to a single e-mail platform saving both computer hardware and technical resources. The e-mail systems supported by the E-Mail Shuttle include: Microsoft® Exchange Server/Outlook, Lotus® Domino®/Notes®, Novell® GroupWise and any IMAP-compliant system. The E-Mail Shuttle migrates and/or synchronizes inboxes, public folders and directories, calendars, loader components which allow migration from multiple systems at any one time from a single management console called Launchpad™.

Back to Contents

Industry Background

The Internet continues to evolve as a critical business tool and an important communications and commerce platform for enterprises worldwide. Many organizations use the Internet to utilize business applications that are accessed over their corporate networks and use high wide-bandwidth connections enabling high-speed Internet access to their employees. The Internet is also a highly popular consumer medium for communication, entertainment, information and commerce. As the rapid evolution of Internet technology and web content continues, the amount and types of data, as well as the way people access it, has increased, creating growing challenges for employers.

Internet access in the workplace is fast, convenient and essentially free to employees. As a result, employees have the opportunity to use their employers’ computing resources for recreational “web surfing,” peer-to-peer file sharing, instant messaging and other personal matters during business hours. This unmanaged non-business use of company computing and network resources, including Internet access, can result in increased risk and cost to the employer, including lost employee productivity, increased network bandwidth consumption, increased network security risks, and potential legal liability via the loss of sensitive or confidential information. Additionally, an employee’s use of websites that offer free software downloads, pirated software and peer-to-peer applications may introduce spyware and other malicious code to the employee’s desktop and to the employer’s network. All of these factors can contribute to higher costs for companies that make computing and network resources available to their employees.

Based on our experience with actual and potential customers, employers have attempted to regulate employee Internet use through written policies governing acceptable use of computing resources, and protect against security risks with a combination of firewalls and anti-virus software. Because this method of enforcement does not proactively curtail undesirable Internet and software application usage, employers are forced to take potentially costly disciplinary actions after the fact. Firewalls can provide protections against external threats such as hacking, but do little to prevent employees from accessing unauthorized data via the Internet or from sending or receiving inappropriate electronic communications. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging.

To address these problems, businesses are recognizing the need to become proactive about how their employees access and use the Internet. We believe that simply managing employee Internet access through filtering of URLs is insufficient to protect an organization. These products are often limited to filtering of website URLs, cannot operate on multiple network platforms, can be labor-intensive to deploy, and consume valuable information technology resources.

Back to Contents

Target Market

Based on our experience with actual and potential customers, we believe that workplace management of non-business-related use of computing resources and Internet access is becoming an increasingly important priority for organizations because of its impact on employee productivity, network bandwidth consumption, network and data security, and potential legal liability. In addition, the need to retain and retrieve electronic communications to comply with applicable regulations and produce business records in litigation matters, has significantly increased the need for a comprehensive and effective e-mail and instant messaging archiving and retrieval system.

Based on the foregoing, we believe there is a significant opportunity for an Internet access management solution that enables businesses to manage how employees access and use the Internet. Additionally, although the web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management policies to file types, applications and protocols, as well as web pages, at multiple points on the network. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications. These solutions must also be adaptable enough to mange new applications and technologies as they are developed.

Employee Internet Access Management Solutions

Certain of our closest competitors have been offering software applications that enable managers to select the types of Internet content and applications they wish to allow or block employee access to, based on the database categories they have defined. The software applications are loaded onto the customers’ servers and are monitored by the customers’ information technology staff. Their software applications categorize websites in a URL database, and then classify them into different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. Their software applications allow managers to permit or deny Internet access based on the employee, type of user, time of day, amount of personal surfing time and type of content being accessed. Most of the content management solutions do not have a comprehensive e-mail archiving and retrieval solution or an integrated e-mail and Instant Messaging solution capable of scanning and blocking e-mails and e-mail attachments using “Boolean Lexical Analysis” key word analysis.

With the introduction of Global Ecommunications Management or GeM, we offer a fully integrated suite of solutions for establishing and consistently enforcing employee Internet usage policies and electronic communications with others inside and outside of an organization. GeM archives and filters internal and external e-mail communications including attachments, instant messaging activities, and Web site browsing across the enterprise. GeM also provides graphical, real-time hierarchal reporting and immediate warnings for policy violations. GeM has been designed as a complete archiving solution to assist companies in meeting the requirements of regulatory compliance, records retention, and content policy management. The principal benefits of our products include:

Back to Contents

Enhanced Network and Data Security. Our access management solutions add an additional layer of protection to an organization’s network and data security by monitoring employee access to security-risk web sites such as those containing malicious code or spyware. This allows an organization to proactively reduce the risk of malicious code attacks, such as web-based worms and viruses, and enable organizations to prevent back-channel communication of important corporate or personal data through electronic communications.

Increased Employee Productivity. Our software gives businesses the ability to more effectively manage how employees access and use the Internet. Our access management solutions enable organizations to identify the pattern and scope of employees’ Internet use, and to manage access to non-business related content and applications such as instant messaging. Our software allows managers to monitor employee use of the Internet based on the employee, type of user, time of day, amount of personal surfing time, and to block access to certain websites (or URLs).

Conservation of IT Resources. Our employee access management solutions allow organizations to reduce bandwidth consumption by managing personal Internet use and access to websites, particularly those that may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. Our employee access management solutions further enhance bandwidth management capabilities by monitoring network usage in real-time and by allowing employee access based on bandwidth thresholds. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively, and helps ensure that bandwidth is available for mission-critical business applications.

Reduced Exposure to Potential Legal Liabilities. Our employee access management solutions support organizations’ efforts to reduce exposure to legal liability resulting from the improper use of the Internet in the workplace, prevent e-mail and instant messaging born threats, and archive electronic forms of communication for retrieval at a later date. By implementing our products in conjunction with an overall corporate Internet usage policy, organizations can proactively curtail access to objectionable Internet content and reduce their exposure to threats.

In addition to the above benefits, our Internet access management solutions include several analysis and reporting capabilities to provide managers and IT administrators with multiple options for identifying, analyzing and reporting on Internet activity. These options include a full-featured reporting engine with pre-defined and customizable report templates, a real-time analyzer that provides a current view of network activity and browser-based reporting tools that allow non-technical managers to view Internet and application use data.

Back to Contents

Products and Services

Our GeM Solutions suite consists of four distinct modules each designed to perform the following specific functions:

•	GeM Web Manager - manages Web browsing by providing filtering, blocking, reporting, and data archiving and retrieval of employee Web browsing activity. The Web Manager prevents access to websites that are restricted in accordance with company policy while at the same time enabling organizations to maintain compliance with industry regulations.

•	GeM E-Mail Manager - manages inbound, outbound and internal e-mail communications, including 300 different attachment types. It is designed to prevent employees from disclosing confidential information and prevent threats from infiltrating the corporate network. Threats typically include viruses, spyware, Phishing and identity theft, and malicious code. E-Mail Manager is also designed to handle and report on historical e-mail and attachments.

Back to Contents

•	GeM Instant Message Manager - manages inbound, outbound and internal instant messaging communications, including 300 different attachment types. It is designed to prevent employees from disclosing confidential information and preventing threats from inhabiting the corporate network. Threats typically include viruses, spyware, Phishing and identity theft, and malicious code.

•	GeM Archive Manager – allows companies to store all Internet activity including full web page content, e-mails and associated attachments, and instant messages and associated attachments. It is designed to enable powerful searches across the archives for key words contained in the archived activity, to re-create, view or print archived messages.

SIM offers the following functions and features:

•	Monitoring and reporting of instant message and HTTP traffic and providing secure, real-time reports that can be viewed online from remote location.

•	Data storage, processing and reporting that is performed on our servers, saving organizations expenditures on IT resources and equipment costs.

•	Instant alert notifications to provide managers with automated e-mails that contain a brief or detailed list of violations by their employees.

E-Mail Shuttle offers the following functions and features:

•	E-mail Extractor - provides ability to extract e-mail and related data from one e-mail system in preparation for loading into another system including Microsoft Exchange, Lotus Notes/Domino, Novell Group Wise, and any IMAP-4 compliant system.

•	E-mail Loader - provides ability to load e-mail and related data from a previously prepared file into another e-mail system including Microsoft Exchange, Lotus Notes/Domino, Novell GroupWise, and any IMAP-4 compliant system.

•	Directory Synchronization – provides ability to synchronize two e-mail systems to enable organizations to seamlessly update changes made within disparate e-mail systems.

We also provide consulting services to our customers consisting of installation support and customized programming based on individual customer needs. These services are generally provided in connection with the initial license of our products and billed at that time. Our perpetual license agreements require our customers to purchase an annual maintenance agreement providing for product updates and continued product support.

Back to Contents

Strategy

Our strategy is to generate significant growth in revenues and gain a realistic share of the market for Internet access management products and services. The key components of our strategy are:

Deploy a Direct Sales Force In the United States: We are building a direct sales force. Over the past ten months, we retained a Senior Vice President of Sales and have recruited, selected and trained five direct sales people all with extensive experience selling software and networking solutions to enterprises throughout the United States. We have initially deployed our sales force in the United States, which we believe represents the largest market opportunity at this time. We intend to continue to aggressively expand our direct sales force as candidates and finances permit.

Increase Sales to Existing Customers. Many of our customers are organizations that initially deployed our SIM solutions in one or two internal departments and pay licensing fees based on the number of Internet users in those departments. We believe there is an opportunity to sell our existing customers renewals of existing licenses and upsell GeM, our new more comprehensive product suite.

Leverage Indirect Sales Channels. We currently have relationships with value-added resellers that focus on the U.S. and South American markets and we intend to develop relationships with resellers in EMEA (Europe, Middle East and Africa) and Asia Pacific. While our indirect sales channels accounted for less than 10% of our licensing revenue during the years ended June 30, 2005 and 2006, we intend to increase the number and quality of these resellers in the future.

Expand Our Customer Base. Our Internet monitoring and E mail Shuttle have been deployed in organizations worldwide. Many of our customers are well known and have used our products for two years. We believe this provides us with market credibility, and we intend to leverage this credibility to further our market penetration with our new GeM product suite.

Expand Our Internet Access Management Product Offering. We intend to continuously develop and update our software solutions in order to keep current with the evolution of Internet access management technology. We plan to offer our customers enhanced reporting and management applications and provide additional software features that address web filtering and blocking, email and instant message usage, and archival and retrieval of electronic communications.

Develop and Maintain Leading Internet Access Management Processes and Technologies. We intend to continue developing proprietary processes and technologies that give us what we believe is a distinct advantage over our competitors. We believe our competitive advantage lies in the ability of our employee access management solutions to enable organizations to monitor and manage employee access to websites, e-mails and instant messages from a single application. We intend to continue to develop modular software and technology that will facilitate the integration of our products with the systems of our customers. We believe that this will enable us to offer our products to a broader customer base.

Back to Contents

Work Closely With Internet Infrastructure Providers. We intend to continue to work closely with Internet infrastructure providers such as Microsoft and IBM to integrate with their products. We also intend to provide our solution suit in conjunction with their product offerings deep in the network infrastructure on proxy servers, firewalls and archiving databases. In addition, we plan to continue to sponsor co-marketing programs with these companies to associate our access management solutions with their established brands so as to further enhance our market position.

Over the past two years, we have developed a fully integrated suite of solutions which we believe is the most advanced and comprehensive solution currently available. We have branded this solution as GeM™, Global Ecommunications Management™ and GeM Solutions™, and are currently doing business as GeM Solutions. We intend to build our business around this product and have made filings to register these trademarks with the United States Patent and Trademark Office. In order to identify our company with our primary offering to the market, and provide a consistent and comprehensive identity, we are in the process of changing the name of the Company to GeM Solutions, Inc.

Sales, Marketing and Distribution

We sell our products and services through direct and indirect channels. We derive substantially all of our Internet access management revenue from licensing fees that we receive upon the sale of our Internet access management solutions which are distributed via master software licensing and subscription agreements with our customers. The GeM and E-mail Shuttle solutions are licensed on a perpetual basis or sold by subscription and include first year annual maintenance. Thereafter, licensees are required to pay annual maintenance fees which provide for product updates and continued product support or renew their subscriptions, as applicable. The SIM and PURL™ (Premium URL list) offerings are licensed on a subscription basis for one or more years. We invoice customers for the full amount of their license at the time the license is activated. Payment is due generally within 30 days of the invoice for the full term of the license. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet.

Our marketing strategy is to raise awareness of the potential risks associated with unrestricted employee access to the Internet, generate qualified sales leads for our direct sales force and channel partners, and increase recognition of GeM as a much needed employee access management solution. Our marketing efforts are targeted toward business executives, including information technology professionals, CEO’s, CSO’s and CIO’s, upper-level management and human resource personnel. Our additional marketing initiatives consist of:

•	using our website to communicate with our indirect sales channels, and provide product and company information to interested parties;

Back to Contents

•	participating in trade shows and industry events specifically with web and messaging security components;

•	hosting regional and international seminars, webinars and training sessions for our sales organization and reseller partners, as well as customers and prospects;

•	participating in cooperative marketing efforts with our partners including web link exchanges, joint trade show activities, channel marketing campaigns, road shows and seminars;

•	conducting speaking engagements on topics of interest to our customers and prospects; and

•	providing and distributing soft- and hard- copy materials on our company, products, solutions, technologies, partnerships and benefits.

We intend to provide our reseller partners with significant incentives to present our Internet access management and E-mail migration solutions to their customer base, including:

•	discounted solutions for cooperating in trials of new functionality

•	sales and marketing support, including sales tools such as white papers, Internet usage audit reports, Internet abuse fact sheets, brochures and other materials designed to assist them in selling our Internet access management solutions;

•	a web-based reseller tutorial designed to help our resellers in understanding the benefits of our Internet access management solutions;

•	support for lead qualification, sales calls, conference calls, volume pricing and other support in presenting our solutions to potential customers; and

•	access to marketing opportunities in advertising, trade shows and similar media where our solutions can be showcased and provide visibility for our partners.

Customers

We have customers ranging in size from organizations with as few as 100 employees to global 1000 companies, and include government agencies and educational institutions. We are not dependent on one or a few principal customers.

Customer Service, Training and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, e-mail, and our training services group delivers education, training and pre-sales support to our customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquires, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders. In addition, our customer service team proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

Back to Contents

Competition

Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. Accordingly, new competitors or alliances among competitors may emerge and acquire market share. Competitors vary in size and in scope and breadth of the products and services they offer. Our current principal competitors include:

•	Companies offering HTTP/HTTPS filtering products, such as Websense, SurfControl, Secure Computing, 8e6 Technologies, and St. Bernard;

•	Companies offering instant message filtering products, such as Facetime, Akonix, IMLogic, and CA;

•	Companies offering e-mail filtering products, such as CipherTrust, Vericept, Symantec, Orchestria, and Vontu; and

•	Companies offering data archiving and retrieval products, such as Vericept, Vontu, Iron Mountain, and Reconnex.

We believe that the principal competitive factors in the market for our products include:

•	A product’s ability to integrate seamlessly with complex networks;

•	How robust the solution is;

•	The use of a scalable and user friendly database and reporting capability;

•	The breadth of the product offering for web, email, instant messaging and archiving;

•	The depth of the product’s monitoring, reporting, archiving and analysis capabilities;

•	The quality of customer support; and

•	Pricing.

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

Back to Contents

Intellectual Property Rights

Our intellectual property rights are important to our business. We rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. The outsourcing companies we use for development purposes are made aware that we own the intellectual property and they are contractually bound in the event of contract termination to protect our intellectual property including returning or destroying all copies of any code they are working on or have worked on. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.

We have filed trademark registrations with the United States Patent and Trademark Office including: GeM™, Global Ecommunications Management™, and GeM Solutions™. We do not have any patents relating to our proprietary technologies, nor do we have any applications for such rights pending. We intend to apply for legal protection for certain of our intellectual property in the future. However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

Research and Development

We have invested significant time and resources in creating a structured process for undertaking product and database development. Members of our research and development department and outside consultants are involved with database production, software development, validation and testing, documentation and research. They work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development costs consist of consulting fees, labor costs incurred in connection with product development, and general and administrative costs incurred for product development purposes. We spent $763,426 and $193,853 on research and development during the fiscal years ended June 30, 2006 and 2005, respectively.

Employees

As of the date of this report, we had 23 full-time and no part-time employees. None of our employees are represented by a labor union, and we have never experienced a workstoppage. We believe that our relations with our employees are good. We intend to hire up to 20 sales professionals by June 2007.

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

Back to Contents

Certain industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. Federal court procedural rules and various state court procedural rules require production and delivery of electronic communications by parties involved in litigation and impose penalties for failure to be able to produce such information. Certain federal statutes also impose liability for destruction of documents, including electronic messages, while legal proceedings are contemplated or pending. We believe that these laws and regulations will increase the need and demand for Internet access management solutions, particularly e-mail archiving and retrieval solutions.

Privacy related laws and rights may also affect the use of our products. For example, the Federal Wiretap Act and Electronic Communications Privacy Act of 1986 prohibit the interception, recording and disclosure of, among other things, electronic communications, unless an exception applies. Employers generally rely on exceptions permitting them to monitor and intercept communications after obtaining the consent of its employees in order to enforce internal policies or monitor employee efficiency. Claims by employees under state common law or constitutional law are fact intensive and generally require, among other things, that an employee establish that he or she had a reasonable expectation of privacy. The forgoing laws and regulations may affect the way our customers may use our employee Internet access management products and compliance with such laws is generally part of an employer’s comprehensive Internet use policy.

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

We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations through June 2007. We are in need of approximately $5 million of additional capital to fund operations and repay indebtedness over the next 12 months. Since our inception, we have not generated any significant revenue, have experienced substantial losses from operations, including approximately $5.1 million during the year ended June 30, 2006, and have a working capital deficit. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2006 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Back to Contents

We are an early-stage company with an unproven business model, which makes it difficult for us to evaluate our current business and future prospects.

We have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. We have only been offering our employee Internet management applications for a limited time and the substantial majority of our licensing revenue has occurred within the past two years. As a result, we have very limited historical data and the revenue and income potential of our business unproven. Because of our limited operating history and because the market for our Internet access management products is relatively new, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

We have experienced net losses in each fiscal quarter since our inception and as of June 30, 2006, we had an accumulated deficit of approximately $13 million. We incurred a net loss of approximately $5.1 million during the year ended June 30, 2006 and expect to continue to incur net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

•	expand our domestic and international selling and marketing activities;

•	develop new products and technologies;

•	upgrade our existing solutions, and serve our expanding customer base;

•	upgrade our operational and financial systems, procedures and controls;

Back to Contents

•	hire additional personnel, including additional sales personnel, engineers and other technical staff; and

•	fulfill our responsibilities associated with being a public company.

We will need to raise additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

We expect that our operating expenses will continue to increase over the next 12 months. In addition, our $1.6 million principal amount convertible note is due the earlier of April 30, 2007 or upon the closing of any equity or convertible debt financing after May 19, 2006 of at least $5,000,000 and we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we will need to raise approximately $5,000,000 of additional funds to fund operations and repay indebtedness over the next 12 months, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may cause us to eliminate future product development, scale back our sales and marketing efforts, and in the extreme case, liquidate the Company.

Our future success depends on ability to achieve substantial revenue growth from licensing our Internet access management and e-mail migration solutions to new customers as well as renewals of licenses to our existing customers.

Our products consist of: (i) GeM, our premier Internet access management solution; (ii) SIM, our web based Internet access management solution; and (iii) E-Mail Shuttle, our e-mail migration solution. Licenses for our GeM and E-Mail Shuttle solutions are usually sold under perpetual licenses and subscription agreements while licenses of our SIM solution typically have a fixed duration. Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses. Our future success also depends on our ability to license additional services or product offerings to existing customers which will require a substantial sales and marketing effort. We may or may not have the human and capital resources to achieve this objective.

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

Back to Contents

Because we expect our future growth to be driven primarily from the sale of our GeM solution suite, any failure of this product to satisfy customer demands or to achieve meaningful market acceptance may seriously harm our business.

If revenues from the licensing of our products decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our GeM solution fails to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our GeM solutions will achieve any meaningful market acceptance. Our future financial performance depends on our ability to diversify our offerings and successfully gain customer acceptance of our GeM solution suite and E-Mail Shuttle solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our existing solutions. Any failure or delay in achieving market acceptance or diversifying our existing offering could result in us never generating any meaningful revenue or profits.

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

Back to Contents

Because customers rely on our Internet access management solutions to manage electronic communication, any significant defects or error in our products may result in negative publicity or legal claims against our customers or us. Such negative publicity or legal claims could damage our reputation in the marketplace, cause us to incur legal fees and costs to defend such claims, or result in the payment of sums to settle such claims.

Our failure to adequately protect our proprietary technology and brand could have an adverse effect on our business.

Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our proprietary technology and our GeM, Stellar Internet Monitoring and E-Mail Shuttle solutions, and we intend to apply for legal protection for certain of our intellectual property in the future. We have filed trademark registrations with the United States Patent and Trademark Office including: GeM™, Global Ecommunications Management™ and GeM Solutions™. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and adequate legal protection of our intellectual property may not be available to us in every country in which we intend to sell our products. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and their mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property and may not have the financial resources to enforce any rights that we have. Any such infringement or misappropriation by third parties of claims against us for infringement could have a material adverse effect on our business, financial condition and results of operations by preventing us from building brand recognition, or in the extreme case, from licensing our solutions to our customers.

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

Back to Contents

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

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors may offer their products at a significantly lower price than our Internet access management and e-mail migration solutions, which could result in pricing pressures on licenses of our products and in the commoditization of Internet access management solutions. If we are unable to maintain the current pricing on sales of our Internet management and e-mail migration solutions or increase our pricing in the future, our results of operations could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced licensing, reduced margins or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our ability to generate revenue and offer solutions at prices which will cover our costs. Our current principal competitors include:

•	companies offering HTTP/HTTPS filtering products, such as Websense, SurfControl, Secure Computing, 8e6 Technologies, and St. Bernard;

•	companies offering instant message filtering products, such as Facetime, Akonix, IMLogic, and CA;

•	companies offering e-mail filtering products, such as CipherTrust, Vericept, Symantec, Orchestria, and Vontu; and

•	companies offering data archiving and retrieval products, such as Vericept, Vontu, Iron Mountain, and Reconnex.

Back to Contents

Many of our potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and larger marketing budgets and resources;

•	established marketing relationships and access to larger customer bases; and

•	substantially greater financial, technical and other resources.

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

Our success depends largely upon the continued services of our executive officers and other key management and development personnel including Mark G. Sampson, our Chief Executive Officer, and Donald R. Innis, our President. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We have transferred a key man life insurance policy on Mr. Sampson in the amount of CDN $1,000,000 from his previous employer to us. We do not maintain key person life insurance policies on any other employees. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event, we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Back to Contents

Risks Associated With Our Industry

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for our Internet access management and e-mail migration solutions and our brand, our growth may be limited.

Based on our experience with actual and potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet or of their computers. We also believe there may be a time-limited opportunity to achieve and maintain a significant share of the market for Internet access management and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, the market for our Internet management solutions may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our existing and future products. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our brand, or if our expenses to promote and maintain our brand are greater than anticipated, we may never generate sales sufficient to cover our costs.

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

Back to Contents

Risks Associated With Our Stock

New investors will suffer immediate and substantial dilution in the tangible net book value of their shares.

As of the date of this report, the market price of our common stock significantly exceeded the net tangible book value of our common stock. The net tangible book value of one share of our common stock as of June 30, 2006 was negative $0.06. As a result, investors purchasing common stock in the market will incur substantial dilution.

Future sales of our common stock may cause our stock price to decline.

The sale of a large number of shares of our common stock in the market or the belief that such sales could occur, could cause a drop in the market price of our common stock. There are currently 29,190,969 outstanding shares of our common stock, of which 18,741,201 are “restricted securities,” as that term is defined in Rule 144 of the Securities Act. Of these shares, approximately 15,300,000 can be sold without restriction as to volume pursuant to Rule 144(k) of the Securities Act, unless such shares are purchased by our affiliates, and approximately an additional 650,000 shares are currently eligible for sale under Rule 144(e) of the Securities Act. None of our directors, executive officers or other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

We have issued a substantial number of securities exercisable or convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing shareholders

As of the date of this report, we have 29,190,969 outstanding shares of common stock and have reserved an additional 52,512,167 shares of our common stock for issuance upon exercise or conversion of the following securities:

•	21,587,300 shares upon conversion of our outstanding shares of series B convertible preferred stock;

•	4,000,000 shares upon conversion of an outstanding $1.6 million principal amount convertible note;

•	7,430,000 shares upon exercise of outstanding options;

•	2,655,000 shares upon exercise of options issuable under our 2005 Stock Incentive Plan; and

•	16,839,867 shares upon exercise of outstanding warrants.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

Back to Contents

We intend to raise additional funds in the future, and such additional funding may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. We are seeking to raise up to $2,000,000 or more of additional financing through the issuance of convertible preferred stock and warrants. The preferred shares are immediately convertible into shares of our common stock at a conversion price of $0.15 per share and the warrants are immediately exercisable at $0.40 per share. If we issue and sell an additional $2,000,000 of convertible preferred shares and warrants, the full conversion or exercise, as applicable, of these securities would result in the issuance of an additional 20,000,000 shares of common stock resulting substantial dilution to the ownership interests of our existing shareholders.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new products or services by our competitors;

•	demand for our Internet management solutions, including fluctuations in license renewals; and

•	fluctuations in revenue from our indirect sales channels.

The market price of our common stock could also be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	announcements of technological innovations or new products or services by us; and

•	our technological capabilities to accommodate the future growth in our operations or those of our customers.

Back to Contents

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

Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenues and operating expenses. We expect that our operating expenses will continue to increase in the future as we expand our selling and marketing activities, and hire additional personnel. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

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

Back to Contents

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

Our Canadian subsidiary GeM Solutions (Canada) Inc. leases office space at 555 West Hastings Street in Vancouver, British Columbia under a sublet agreement until June 30, 2007 at a monthly rent of approximately $3,000 per month. We expect to expand our Vancouver office by approximately 2,000 square feet to continue to develop our products and services.

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

Fiscal Year Ending June 30, 2006	High	Low

Quarter ended June 30, 2006	$0.26	$0.16
Quarter ended March 31, 2006	0.28	0.16
Quarter ended December 31, 2005	0.64	0.19
Quarter ended September 30, 2005	0.65	0.47

Fiscal Year Ended June 30, 2005	High	Low

Quarter ended June 30, 2005	$1.10	$0.47
Quarter ended March 31, 2005	2.25	$0.99
Quarter ended December 31, 2004	2.90	2.19
Quarter ended September 30, 2004	3.60	2.45

Back to Contents

The last price of the Company's common stock as reported on the OTC Bulletin Board on September 25, 2006, was $0.20 per share.

Holders

As of October 10, 2006, the number of stockholders of record of our common stock was 59. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with our special meeting of shareholders to be held on October 20, 2006, we believe that there are approximately 1,600 beneficial owners of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date, nor do we intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business. The terms of our $1,600,000 principal amount convertible promissory note preclude us from declaring or paying any dividends for so long as such debt is outstanding. The terms of our series B preferred convertible stock preclude us from paying any cash dividends on our common stock unless and until all dividends due on our series B preferred convertible stock have been paid in full.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-KSB are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" on page 13 of this report and elsewhere herein. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

We provide Internet access management products and services that are designed to enable businesses and government agencies to monitor, report and manage how their employees use the Internet. We offer an integrated suite of solutions for establishing and consistently enforcing employee Internet usage policies and managing electronic communications with others inside and outside of an organization. Our solutions archive and filter internal and external e-mail communications, including attachments, instant messaging, and Web site browsing across the enterprise and provide graphical, real-time hierarchal reporting and immediate warnings of e-mail policy violations to management. Our products and services are designed to give employers the ability to implement Internet access policies for different users and groups within their organizations, monitor all forms of electronic communications, including blocking attachments, and archiving electronic communications to comply with records retention policies.

Back to Contents

Based on our experience with customers and prospects, we believe that a substantial amount of employee Internet activity in the workplace is non-work related and that a significant portion of non-business related e-commerce is conducted through Internet connections at work. Because Internet access in the workplace is fast, convenient and essentially free to employees, employees have the opportunity to use their employers’ Internet connections for personal or recreational purposes during work hours. Such personal use during business hours can result in lost employee productivity, increased network bandwidth consumption, potential legal liability and the introduction of malicious code on the enterprise’s network.

Our initial product, Stellar Internet Monitoring™ enables businesses to rapidly implement and configure Internet access policies for specific groups, user types, and individuals within an organization. We monitor employees’ Internet activity without restricting the employees’ access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies implemented by our customers. We notify management when a violation has occurred and, if requested, provide management with detailed graphical reports displaying the aggregate Internet activity of the entire organization, department or the monitored employees. Our solution is easy to deploy and use, has minimal impact on an organization’s information technology department, requires minimal hardware, is scaleable, and supports a broad range of network platforms, including proxy servers, firewalls, and other network appliances and software.

GeM, our next generation technology, is an advanced solution we developed as a result of the market and customer information we derived from our experiences with existing Internet access management solutions. The GeM solution suite allows organizations to:

•	monitor Internet usage by employees;
•	prevent Internet abuse, and
•	monitor, filter, block and archive electronic communications, including e-mail and instant messaging products from the top providers such as MSN, Yahoo, ICQ and AOL.

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

Back to Contents

Our E-Mail Shuttle solutions provide immediate and automatic migration and synchronization of data from any e-mail system to any other e-mail system. We enable businesses to migrate and synchronize inboxes, public folders and directories, calendars, bulletin boards, conferences, to-do lists, and groups on e-mail systems such as Microsoft® Exchange, Lotus® Domino, Lotus® cc:Mail, Novell® GroupWise, Netscape® Messaging Server and OpenWave® InterMail. Through our E-Mail Shuttle solutions, we provide migration to and from each of these systems and develop processes and products that enable easy migration from proprietary e-mail and calendaring systems. Our E-Mail Shuttle solutions’ modular design includes extractor and loader components that allow migration from multiple systems at any one time from a single management console.

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

Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. In the event a customer purchases our software, maintenance is included for year one in the purchase price but billable in year two and for every year thereafter that the customer uses our software. In the event of a subscription agreement, now common in the industry, maintenance is included in the annual or monthly subscription fee. Deferred revenue excludes all items relating to consulting services as these services are provided at or prior to the delivery of our products. Deferred revenue was $270,761 and $398,368 at June 30, 2006 and 2005, respectively. We believe that $239,898 of the deferred revenue at June 30, 2006 will be recognized as revenue in the next 12 months.

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

We compete against companies with substantially greater market share and financial resources than ours. We have found that certain potential customers, particularly larger organizations, view our small size and limited financial resources as a negative even if they prefer our offering to those of our larger competitors. Based on our current revenues and the size of the market for our products, we believe we have a market share of less than 1%.

Back to Contents

Our primary strategic objective is to strengthen our position in the market for Internet access management solutions and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by continuing to enhance the functionality of our current Internet access management solutions, developing new products and services, increasing our direct sales force, and pursuing subscription renewals and enterprise-wide deployment of our applications with existing customers. We intend to hire up to 20 full time sales professionals with substantial experience in enterprise sales to information technology professionals.

We believe that our near-term success will depend particularly on our ability to increase customer adoption of our Internet access management products and to continue generating revenue from our E-Mail Shuttle products. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. We believe that key risks include overall economic conditions and the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, our ability to expand our direct sales force, competitive factors in our rapidly changing industry, and our ability to raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a more detailed discussion of our critical accounting policies, please see our consolidated financial statements and accompanying notes included elsewhere herein.

Back to Contents

Revenue Recognition

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Specifically, in connection with each transaction involving our products, we must evaluate whether persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss has been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of recognized revenue for any period if we make different judgments or utilize different estimates.

Goodwill

     We test our goodwill for impairment annually, on June 30 of each year, and more frequently in certain circumstances. We recorded goodwill upon the acquisition of CompSven in July 2004 and our entry into the Email migration business segment. Testing goodwill requires that we estimate the fair value of the Email migration segment. We estimate the fair value of the Email migration segment based on a number of subjective factors, including projections about future cash flows, discount rates on our future cash flows, and assumed terminal values. We consider the estimate of fair value to be a critical accounting estimate for our Email migration segment because (a) a potential goodwill impairment could have a material impact on our financial position and results of operations, and (b) the estimate is based on a number of highly subjective judgments and assumptions. If our forecasts of future cash flows and other subjective factors change negatively, we could have future impairments of goodwill that would need to be recognized.

Accounting for Derivative Instruments

     Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

     The pricing model we use for determining fair values of our derivatives is the Cox-Ross-Rubenstein Binomial Model (which produces results substantially similar to the Black Scholes Pricing Model). Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Comparison of the Year Ended June 30, 2006 to the Year Ended June 30, 2005

Introductory Note Regarding Restatement

As described in our current report on Form 8-K dated May 10, 2006, we concluded that certain of the conversion features and registration rights provisions related to the convertible note and warrants we issued in April 2005, the convertible notes and warrants we issued in June 2004, and the convertible preferred stock and warrants we issued in February 2004 were embedded derivatives that should be accounted for as derivative liabilities in accordance with the guidance provided in SFAS No. 133 and EITF Issue 00-19 and that we needed to restate certain of our financial statements, including those for our fiscal year ended June 30, 2005.

Back to Contents

As a result, we have restated our financial statements for our fiscal year ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) various warrants we issued in 2003, 2004 and 2005; (2) the conversion features of the $1.6 million convertible note issued in April 2005; and (3) the conversion features of the $1.5 million convertible notes we issued in June 2004. We had previously classified the value of the conversion features of the notes and the warrants as equity, where applicable. After further review, we determined that these instruments should have been classified as derivative liabilities and, therefore, that: (1) the fair value of each instrument should be reflected as derivative liabilities on our balance sheet; (2) any changes in the fair value of these instruments should be reflected as non-operating gains or losses, as applicable, in our statement of operations; and (3) at the date of conversion or exercise, as applicable, of each respective instrument or portion there, the corresponding derivative liability should be reclassified to equity.

The financial statements for our fiscal year ended June 30, 2005 included in this report have been restated to reflect the forgoing and the discussion of our financial condition and results of operation below is based on the rested financial statements. For a more compete description of the restatement, please see Note 3 to our consolidated financial statements contained elsewhere in this report.

Revenues

Revenue consists of licensing fees that we receive upon the sale of our Internet management and E-mail migration solutions. We recorded revenues of $870,964 during the year ended June 30, 2006 as compared to $882,805 during the year ended June 30, 2005. Revenues for our E-mail migration solutions increased $7,653 to $646,240 during the year ended June 30, 2006 and licensing revenues from our employee Internet management solutions decreased $19,494 to $224,724 during the year ended June 30, 2006. During the year, we focused on developing the functionality of our GeM solution and building a direct sales force. We will continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers and continue the roll out of our GeM solution. Having substantially completed such development and deployed a direct sales force of five professionals, we expect revenue growth in future periods to exceed revenue growth in past periods.

Operating Expenses

Operating expenses consist primarily of salaries and wages, selling and marketing expenses, general and administrative, professional fees, and research and development expenses.

Back to Contents

General and Administrative Expenses. General and administrative expenses consist of costs related to production of marketing brochures, trade shows, direct mailing programs, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General and administrative expenses remained essentially constant at $1,307,172 for the year ended June 30, 2006 as compared to $1,300,322 for the year ended June 30, 2005. We expect general and administrative expenses to increase in future periods as a result of increased costs associated with growth in our operations. Specifically, we expect that marketing expenses will increase as we continue to expand our marketing efforts and promote our Internet access management products and services.

Salaries and Wages.    Salaries and wages consist of salaries, commissions, stock compensation, benefits and related compensation that we paid to our employees and management fees paid to third parties. Salaries and wages increased $270,855 to $1,711,397 for the year ended June 30, 2006 from $1,440,542 for the year ended June 30, 2005. The increase resulted primarily from an increase in overall salaries and compensation to our employees due to the overall growth of our business, specifically our sales and marketing effort, and an increase of $163,974 of non-cash expenses associated with our employee option program. We expect Salaries and wages to increase in future periods as a result of increased personnel costs to support our expanding sales and marketing efforts and increased sales commission expenses as we generate additional license fees.

Professional Fees.    Professional fees consist of accounting, legal and financial consulting fees. Professional fees decreased $444,574 to $873,735 for the year ended June 30, 2006 from $1,318,309 for year ended June 30, 2005. The decrease consisted of a decrease of $594,405 of capital funding costs consisting primarily of non cash consulting fees which was offset by an increase of $193,169 in general legal expenses.

Research, Development and Product Support.    Research development and product support expenses consist primarily of costs associated with the development of new products and services, enhancement of our existing Internet access management solutions and product support. Research and development expenses increased $569,573 to $763,426 for the year ended June 30, 2006 from $193,853 for the year ended June 30, 2005. The increase was due primarily to an increase in contract developers required to complete phase one of our development cycle for our GeM solution suite. We expect research and development expenses to decrease in future periods as we have substantially completed the development of our GeM offering but will continue to enhance the product to meet market needs. We expect to continue to incur expenses relating to the enhancement of our Internet access management solutions and e-mail migration, data and directory management solutions, enter into arrangements with additional technology partners, and support an increasing customer base.

Depreciation and Amortization.   Depreciation and amortization expense consists of depreciation costs related to computer hardware and software, furniture and office equipment, and the write off of intangible assets associated with our acquisition of Compusvan. Depreciation and amortization costs remained relatively constant at $175,337 for the year ended June 30, 2006 as compared to $164,401 for the year ended June 30, 2005.

Other income (expense)

Other income (expense) consists of interest expense and derivative income.

Interest Expense.    Interest expense increased $988,895 to $1,305,096 for the year ended June 30, 2006 from $316,201 for the year ended June 30, 2005. The increase consisted primarily of amortization of debt discount and warrant costs associated with our outstanding $1.6 million convertible note and warrants issued together with convertible notes in 2006.

Back to Contents

Derivative Income (Expense). We realized gains on derivative liabilities of $471,721 during the during the year ended June 30, 2006 as compared to $7,424,822 during the year ended June 30, 2005. The decrease was primarily the result of changes in the fair value of derivative liabilities. Specifically, the fair value of the derivative liabilities decreased significantly during the year ended June 30, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased significantly during that period.

Net Loss

During the year ended June 30, 2006, our net loss was $5,075,670 as compared to net income of $3,586,429 during the year ended June 30, 2005. The increase in net loss was primarily the result of a $413,640 increase in operating expenses, a $988,895 increase in interest expense which consisted primarily of non cash items related to debt discount, and a $6,953,131 decrease in gain on derivative liabilities in 2006 as a result of changes in the fair value of our derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was $3,102,685 for the year ended June 30, 2006 compared to $2,646,418 for the year ended June 30, 2005. The $456,267 increase in cash used in operating activities was due primarily to cash used in operations to fund losses incurred in the development of our products and ramp up of our sales and marketing efforts.

Net cash used in investing activities during the year ended June 30, 2006 was $83,823 compared to $916,204 during the year ended June 30, 2005. The $832,381 decrease in cash used in investing activities was due primarily to the payment of $890,324 in connection with our acquisition of CompuSven in the year ended June 30, 2005 without a comparable transaction in 2006.

Net cash provided by financing activities during the year ended June 30, 2006 was $2,748,977 compared to $1,549,963 during the year ended June 30, 2005. The $1,199,014 increase in cash provided by financing activities was due primarily to an increase in net proceeds from sales of our preferred stock and common stock in 2006.

At June 30, 2006, we had working capital deficit of $1,977,685 as compared to a working capital deficit of $756,453 at June 30, 2005. The $1,221,232 decrease in working capital was due primarily to cash used in operations to fund losses incurred in the development of our products and ramp up of our sales and marketing efforts. The decrease consisted of decreases in cash of $439,414 and accounts receivable of $101,892 and to increases in notes payable of $940,358, accounts payable of $341,152, and deposits of $138,000. These amounts were partially offset by a decrease in derivative liabilities of $724,738.

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. Our primary sources of financing over the past twelve (12) months are set forth below.

Back to Contents

On April 1, 2005, we entered into a Loan Agreement (the "Loan Agreement") with Trident Growth Fund, LP ("Trident") pursuant to which we issued a $1,600,000 principal amount secured convertible promissory note (the "Trident Note") to Trident. The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,616,000 became due and payable on April 30, 2006. Effective May 1, 2006, we entered into an agreement with Trident to: (i) extend the maturity date of the Trident Note until the earlier of April 30, 2007 or the receipt of $5,000,000 of gross proceeds from the sale of convertible debt or equity securities after May 19, 2006; (ii) eliminate all financial covenants; (iii) eliminate certain negative covenants and; (iv) eliminate the anti-dilution adjustment for issuances of shares at prices below the conversion price of the Trident Note. The Trident Note continues to accrue interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, remains secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is convertible in whole or in part at the option of Trident into shares of our common stock at a conversion price of currently $0.40 per share.

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

As of the date of this report, we have raised $2,530,000 through the issuance of 168,669 shares of Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 16,866,900 shares of common stock and warrants to purchase an additional 8,433,450 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. The Series B Shares automatically convert into shares of common stock in the event that (i) the average closing price of our common stock over 20 consecutive trading days equals or exceeds $0.75 per share; and (ii) the shares of common stock issuable upon conversion of the Series B Shares are either subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the “Securities Act”), or transferable pursuant to Rule 144(k) under the Securities Act. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

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

Back to Contents

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

As of the date of this report, we have cash resources of approximately $600,000. We currently use approximately $500,000 per month to conduct operations and expect this amount will increase based on increased salary expenses related to additional sales and support personnel. We believe that our current cash resources, expected recurring monthly revenue, and revenue from new customers, will only be sufficient to fund operations for the near term. In order to sustain our current operations for the next twelve months and repay indebtedness, we will need approximately $5,000,000. We are currently seeking to obtain this financing through sales of convertible preferred stock and warrants. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations, including our plans to build a large direct sales force and continue to improve our product offerings, and in the extreme case, terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Back to Contents

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the years ended June 30, 2005 and 2006, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Forms 10-KSB for the years ended June 30, 2005 and 2006. In addition, we have failed to timely file our periodic reports with the SEC on a number of occasions over the past year. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We have also retained one additional employee for our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

The following information describes certain events required to be disclosed on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 3.02, Unregistered Sales of Equity Securities, that occurred on October 9, 2006.

Between August 23 and October 9, 2006, pursuant to a series of securities purchase agreements, we sold 44,667 units consisting of 44,667 shares of our Series B Convertible Preferred Stock convertible into 4,446,700 shares of common stock and warrants to purchase an additional 2,233,350 shares of common stock for aggregate gross cash proceeds of $670,000. The securities were sold in units consisting of one (1) share of Series B Convertible Preferred Stock (the “Series B Shares”) and a warrant to purchase fifty (50) shares of common stock at a purchase price of $15.00 per unit. The foregoing securities were issued in concurrent private offerings (collectively, the “Private Offering”) solely to accredited investors of up $3,300,000 of units consisting of 220,000 Series B Shares convertible into an aggregate of 22,000,000 shares of common stock and warrants to purchase up to an aggregate of 11,000,000 shares of common stock. We have reserved the right to offer and sell additional units for an aggregate purchase price in excess of $3,300,000 to cover any over-allotments.

The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder into shares of common stock at a conversion price of $0.15 per share. Accordingly, each Series B Share is initially convertible into 100 shares of common stock. The Series B Shares automatically convert into shares of common stock in the event that (i) the average closing price of the Company’s common stock over 20 consecutive trading days equals or exceeds $0.75 per share; and (ii) the shares of common stock issuable upon conversion of the Series B Shares are either subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the “Securities Act”), or transferable pursuant to Rule 144(k) promulgated under the Act. The conversion price will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which we are not the surviving corporation, lawful provision shall be made so that upon conversion of the Series B Shares the holder shall be entitled to receive the number of shares of stock or other securities or property of the successor entity that such holder would have been entitled to receive if the Series B Shares had been converted immediately prior to such transaction.

Each warrant is immediately exercisable into fifty (50) shares of common stock at an exercise price of $0.40 per share for a term of three years. The exercise price of the warrants will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which we are not the surviving corporation (other than a merger with a wholly owned subsidiary for the purpose of incorporating the Company in a different jurisdiction), all holders of the warrants shall be given at least fifteen (15) days notice of such transaction and shall be permitted to exercise the warrants during such fifteen (15) day period. Upon expiration of such fifteen (15) day period, the warrants shall terminate.

8,000 of the units were sold in a private placement transaction to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. We accrued aggregate placement agent fees of $9,600 to certain broker dealers registered under the Securities Exchange Act of 1934, as amended, and members of the National Association of Securities Dealers, Inc. We also issued warrants to the placement agents to purchase 64,00 shares of common stock (equal to 8% of the shares issuable upon conversion of the preferred stock included in the units) at an exercise price of $0.40 per share. The other material terms of these warrants are identical to the terms of the warrants issued to investors in the Private Offering and described above.

The remaining 36,667 units were sold on October 9, 2006 in a private placement transaction to Montex Exploration, Inc., who is not a "U.S. person", pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act. We accrued consulting fees consisting of $44,000 and warrants to purchase 146,668 shares of common stock (equal to 8% of the shares issuable upon conversion of the preferred stock included in the units) at an exercise price of $0.40 per share. The other material terms of these warrants are identical to the terms of the warrants issued to investors in the Offering and described above.

Montex Exploration, Inc. is the beneficial owner of more than 5% of our outstanding shares of common stock. The units were issued and sold to Montex on the same terms and conditions as all other investors in the Private Offering.

We have agreed to include the shares of common stock issuable upon conversion of the Series B Shares and exercise of the warrants sold in the Private Offering in any registration statement we file under the Securities Act (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor forms) in order to permit the public resale of such shares.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following chart sets forth certain information about each director and executive officer of the Company.

Name	Age	Positions Held

Mark G. Sampson	50	Chairman, Chief Executive Officer and Treasurer

Donald R. Innis	59	President

John E. Baker	66	Chief Financial Officer and Secretary

Rusty Wright	48	Senior Vice President of Sales

Back to Contents

The following is a brief summary of the business experience of each of the above-named individuals:

Mark G. Sampson, age 50, has served as our Chairman, Chief Executive Officer and sole director since December 15, 2005. Mr. Sampson brings over 16 years of executive management experience in the telecommunications and information technology industries. Since April 1999, Mr. Sampson has served as the sole owner and President of C-Ray Consulting, Inc., a services company through which he has provided executive management services to a number of technology companies. These include serving as the President and CEO of IP Applications, Corp., a Vancouver, British Columbia based provider of outsourced Internet Solutions whose shares are traded on the TSX Venture Exchange, from January 2004 until October 2005, and serving as Vice President of Corporate Development for Devon Ventures (now Pender Financial), a merchant bank focused on investing in developing technology companies, from March 2002 until January 2004. During his tenure at IP Applications, the company’s revenues increased 150% through both organic growth and acquisition. Between 1999 and June 2002, C-Ray Consulting provided executive management services to NxGen Networks, an early stage provider of voice over IP services. Prior to founding C-Ray Consulting, Mr. Sampson was Senior Vice President & General Manager of Data Services for MetroNet, Canada's largest competitive local exchange carrier which was acquired by AT&T Canada, Vice-President & General Manager of BC Tel Advanced Communications (now Telus), Canada's second largest telecommunications company, and Chief Operating Officer for CUE Data West, a financial services outsourcing company which was acquired by Open Solutions Inc.

Donald R. Innis, age 59, has served as our President since February 2, 2004. Mr. Innis has over 25 years of senior management experience with many Information Technology solution companies and is recognized as an expert on encryption and data security. He served as the President of Control Break International Corporation, a developer of data encryption software, from April 2003 to February 2004. Beginning in 1987, Mr. Innis served as President of Inware Corporation, a developer of enterprise software that he founded. In 1998, Inware was acquired by Allen Systems Group (“ASG”), a provider of software to global Fortune 1000 companies, at which time he joined ASG and served as Senior Vice President of Worldwide Sales and Support until April 2003. During his time at ASG, the company’s annual revenues grew from $5 million to more than $200 million. Between 1985 and 1987, Mr. Innis served as the Chief Executive Officer of Fisher International, a company he founded that was a pioneer in the electronic mail and PC access control and encryption industry. Mr. Innis began his career in technology as a computer system designer for General Motors Corporation after receiving a Bachelor of Science degree in mathematics with a minor in economics from Otterbein College.

Back to Contents

John E. Baker, age 66, has served as our Chief Financial Officer since January 31, 2005. Mr. Baker joined the Company in May 2004 as our Controller. Mr. Baker is a certified public accountant with over thirty years of financial management experience in both the private and public sectors. During his career, he has held financial management positions with Deloitte & Touche, City Investing Company, Rheem Manufacturing Company, The Home Insurance Company, John Blaire & Co. and Alleghany Beverage Corp. From May 1997 until January 2004, Mr. Baker served as the President and Chief Operating Officer of Highlander Sports, Inc., a Huntsville, Alabama based sporting goods manufacturer of which he was also a principal stockholder. From January 2004 to May 2004, Mr. Baker was employed by Account Temps, Inc. where he provided financial and accounting services to various organizations.

Rusty Wright, age 48, has served as our Senior Vice President of Sales since February 20, 2006. Mr. Wright has been a significant contributor in the data communications industry for over 25 years having served the industry in a wide variety of functions including engineering, operations, marketing and sales. From July 2004 until August 2005, Mr. Wright was Senior Vice President of Sales for Netifice Communications, where he led the development and deployment of the national sales force. From April 2002 until July 2004, Mr. Wright served as Vice President of Strategic Alliances for Yipes Communications, where he led the development and ongoing management of partnerships with companies such as AT&T, Cable and Wireless, Genuity and Sprint. From November 1999 until March 2002, Mr. Wright served as Vice President of Data Sales at AT&T Canada which merged with MetroNet where Mr. Wright grew data revenues from start-up to $70 million for Canada’s first national competitive access provider. Prior to MetroNet, Mr. Wright spent 15 years at US West where he held various positions in sales, marketing, and engineering.

Board of Directors

Richard A. Schmidt served as our sole director from January 2004 until his resignation on December 14, 2005. Mr. Schmidt resigned for personal reasons and to pursue other business interests. Mark G. Sampson was appointed to fill the vacancy on the Board caused by Mr. Schmidt’s resignation, currently serves as our sole director, and will continue to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the Board. We do not currently have any committees of our board of directors.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors is currently comprised of one member who acts as our audit committee.

Back to Contents

In order to attract a person who qualifies as an “audit committee financial expert” as that term is defined in item 401(e) of Regulation S-B promulgated under the Securities Act, we would have to incur the expense of identifying, recruiting and compensating such a person. Since our inception, we have conducted limited operations, have had a small number of employees, and have not generated substantial revenues. In addition, our Chief Financial Officer has over thirty (30) years of financial management experience and is intimately familiar with our operations. At this time, we have limited financial resources and our principal goal over the next twelve to twenty-four months is to build revenue and generate market awareness of our products and services. Our Board of Directors has decided that the best way to achieve this objective is to use our available financial resources to attract and retain personnel with sales and marketing backgrounds, rather than a person who qualifies “audit committee financial expert.” In light of the foregoing, our Board of Directors concluded that the cost of retaining an individual who qualifies as an “audit committee financial expert” could prohibit us from achieving our primary short term objective and, therefore, that the benefit of retaining such a person at this time would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors qualifies an “audit committee financial expert.”

Directors Compensation

Members of our board of directors receive no compensation for serving on our board of directors, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our Board of Directors, including nominations for director. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our corporate secretary at Stellar Technologies, Inc., 7935 Airport Pulling Road, Suite No. 201, Naples, Florida 34109. In general, all shareholder communication, including nominations for director, delivered to the corporate secretary for forwarding to the Board will be forwarded in accordance with the shareholder’s instructions. However, the corporate secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers and directors and persons who own greater than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in beneficial ownership of the Company's common stock. Such officers, directors and greater than ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent (10%) stockholders were satisfied in a timely manner, except that Mark G. Sampson did not timely file a Form 4 upon receiving an option in connection with becoming a director and executive officer of the Company and Rusty Wright did not timely file a Form 3 and Form 4 upon becoming an executive officer of the Company and receiving an option.

Back to Contents

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is attached as Exhibit 14.1 to this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended June 30, 2006, 2005 and 2004:

Summary Compensation Table

Name And Principal Position	Fiscal Year	Salary ($)	Securities Underlying Options (#)

Mark G. Sampson(1)	2006	$195,000	5,000,000
Chairman and Chief
Executive Officer

Donald R. Innis(2)	2006	$204,716	500,000
President	2005	$76,923	242,500

Richard A. Schmidt (3)	2005	$240,000
Former Chairman and Chief	2004	$120,000
Executive Officer

(1)	Mark G. Sampson began serving as our Chairman and Chief Executive Officer on December 15, 2005.
(2)	Donald R. Innis began serving as our President on February 2, 2004.
(3)	Richard A. Schmidt served as our Chairman and Chief Executive Officer from January 15, 2004 until December 14, 2005. We did not pay any compensation to our Chief Executive Officer in 2003.

Back to Contents

Option/Sar Grants In Last Fiscal Year

The following table sets forth all options granted during the fiscal year ended June 30, 2006 to each of the named executive officers.

Name	Number of		Percent of Total	Exercise or Base	Expiration Date
			Options/SARS
	Underlying		Granted to
	Option/SARS		Employee in
	Granted		Fiscal Year	Price ($/Sh)

Mark G. Sampson	5,000,000	(1)	71%	$0.40	December 15, 2015
Donald R. Innis	500,000	(2)	7.1%	$0.40	December 15, 2015

(1)	The option issued to Mr. Sampson vests in three equal installments six, twelve and eighteen months from the date of grant.
(2)	The option issued to Mr. Innis vests in equal annual installments over a three year period commencing on the date of grant.

Aggregated Option Exercises in
Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of June 30, 2006 and the value of unexercised “in-the-money” options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year ended June 30, 2006.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised “In-The-Money” Options/SARs at Fiscal Year End (1)

Mark G. Sampson	-0-	-0-	1,666,667/3,333,333	-0-
Donald R. Innis	-0-	-0-	242,500/500,000	-0-

(1)	The last sales price of our common stock as reported on the OTC Bulletin Board on June 30, 2006 was $0.18.

Back to Contents

2005 Stock Incentive Plan

On December 16, 2005, our Board of Directors adopted the Stellar Technologies, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan reserves 4,500,000 shares of common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity based or equity related awards to employees, officers, directors, or advisors to the Company or any of our subsidiaries as well as individuals who have entered into an agreement with us under which they will be employed by the Company or any of our subsidiaries in the future. As of the date of this report, we have issued options under the Plan to purchase 2,005,000 shares of common stock. The Plan is administered by the Board of Directors (the “Board”) of the Company which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount and terms of any award. In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board. Although the Plan provides for the issuance of options that qualify as incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended, since the Plan was not approved by our stockholders, we cannot issue ISOs unless and until we obtain the requisite shareholder approval.

Stock options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 85% of the fair market value of our common stock on the date of grant (100% in the case of ISOs), are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the Plan, awards terminate immediately upon such termination.

The Plan provides for immediate vesting of all options and stock appreciation rights upon the occurrence of a “Change In Control Event,” unless specifically provided to the contrary in any specific option or stock appreciation right. In the event of a “Reorganization Event” (regardless of whether such event also constitutes a “Change In Control Event”), except as otherwise specifically provided to the contrary in any option or stock appreciation right, the Plan provides for all outstanding options and stock appreciation rights to either (i) be assumed by, or equivalent options or rights substituted by, the acquiring or succeeding corporation; or (ii) if the acquiring or succeeding corporation does not agree to assume or substitute for such options or rights, all then unexercised options and stock appreciation rights will become immediately exercisable in full as of a date prior to the completion of such Reorganization Event and will terminate immediately prior to the consummation of such Reorganization Event. In the event that a Reorganization Event provides for the payment of cash to our stockholders, the Board may instead provide that all outstanding options and stock appreciation rights will terminate upon the consummation of such Reorganization Event and for the holders of such options and stock appreciation rights to receive a cash payment equal to the amount (if any) by which the price paid to our stockholders exceeds the aggregate exercise price of such options or rights.

Back to Contents

In the case of outstanding restricted stock or restricted unit awards, the Plan provides that upon a “Change In Control Event,” all restrictions applicable to such awards to automatically be deemed terminated or satisfied, except as specifically set forth to the contrary in any award. In the event of a “Reorganization Event” that is not a “Change in Control Event”, the repurchase and other rights of the Company under such restricted stock or restricted unit awards shall inure to the benefit of the Company's successor and shall apply to the cash, securities or other property that the common stock was converted into or exchanged for pursuant to such Reorganization Event.

The Plan defines “Reorganization Event” to mean: (i) any merger or consolidation of the Company with or into another entity as a result of which all of the outstanding shares of common stock are converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all outstanding shares of common stock for cash, securities or other property pursuant to a share exchange transaction.

The Plan defines a “Change in Control Event” to mean: (i) the acquisition by an individual, entity or group of 30% or more of the issued and outstanding shares of common stock of the Company or of the combined voting power of all outstanding securities of the Company unless such acquisition was directly from the Company, was acquired by an employee benefit plan of the Company, or resulted from an acquisition of the Company in which the stockholders of the Company immediately prior to the acquisition continue to own more than 50% of the Company's outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company's outstanding voting shares; (ii) an event as a result of which persons who were members of the Board of Directors of the Company on the date the Plan was adopted or were nominated or elected by at least a majority of such directors fail to constitute a majority of the board of directors of the Company; or (iii) a merger, consolidation, reorganization, recapitalization, share exchange or sale or other disposition of all or substantially all assets of the Company unless immediately following such transaction, the stockholders of the Company immediately prior to such transaction continue to own more than 50% of the Company's outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company's outstanding voting shares.

Employment Agreements and Change of Control Arrangements

We entered into a letter agreement with Donald R. Innis pursuant to which Mr. Innis was appointed our President effective February 1, 2004. The letter agreement provides for an annual base salary of $200,000 and, if employment is terminated involuntarily, severance in an amount equal to the amount of salary received by him during the three (3) most recently completed months of employment with us. Mr. Innis’ annual salary was increased on April 10, 2005 to $220,000. The letter agreement also provided that we would grant Mr. Innis a stock option exercisable into that number of shares of our common stock equal to one percent (1%) of the number of shares of our common stock issued and outstanding on the date of grant. The letter agreement contains no specific term of employment and may be terminated by either us or Mr. Innis at any time with or without cause.

Back to Contents

Our subsidiary, GeM Solutions (Canada) Inc., a corporation organized under the laws of British Columbia, Canada, employs Mark G. Sampson. Mr. Sampson provides executive management services to us pursuant to an offer letter that provides for a term of three years, an annual base salary of $360,000, and an annual performance bonus equal to 50% of the annual base salary based on the Company achieving revenue targets of $10,000,000 for the fiscal year ending June 30, 2007 and $20,000,000 for the fiscal year ending June 30, 2008. The letter contains standard and customary confidentiality, non competition, non solicitation, and work made for hire provisions and provides for payment equal to one year base salary in the event that the agreement is terminated, unless such termination is for cause.

All options issued to Donald Innis, John Baker and Rusty Wright under the Plan provide for immediate vesting upon a Change in Control Event. See “2005 Stock Incentive Plan” above. In addition, all options issued to Mark Sampson, John Baker and Donald Innis outside of the Plan provide for immediate vesting upon a Change in Control Event on terms identical to the Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 10, 2006, information with respect to the securities holdings of all persons that we, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than five percent (5%) of our common stock or series B convertible preferred stock. Holders of our series B convertible preferred stock vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to the holders of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current officers and directors, both individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of October 10, 2006 upon the exercise or conversion of any options, warrants or other convertible securities, including shares of our Series B preferred stock. This table has been prepared based on 29,190,969 shares of common stock outstanding on October 10, 2006 and 215,874 shares of series B convertible preferred stock outstanding on October 10, 2006. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address at Stellar Technologies, Inc., 7935 Airport Pulling Road, Suite 201, Naples, FL 34109.

Back to Contents
				Amount and
				Nature
	Amount and			of Beneficial
	Nature			Ownership of
	of Beneficial			Series B
	Ownership of			Convertible
Name and Address of Beneficial	Common		Percentage	Preferred	Percentage
Owner	Stock		of Class	Stock	of Class

Mark G. Sampson	1,666,667	(1)	5.4%	0	—

Donald R. Innis	242,500	(2)	*	0	—

John E. Baker	100,000	(3)	*	0	—

Rusty Wright	—	(4)	—

Montex Exploration, Inc.	10,265,150	(5)	26.6%	56,816	26.3%
43 Addison Road
London, United Kingdom
W148JH

Trident Growth Fund, L.P.	7,471,833	(6)	20.5%	—	—
700 Gemini
Houston, Texas 77058

Dromen Securities Ltd.	3,750,000	(7)	12.3%	—	—
Cours de Rive 13
Geneva, 1204 Switzerland

Alta Fin B.V.	2,016,667	(8)	6.5%	13,500	6.2%
Pareravweg 45
Netherland Antilles

Moonlight Investments, Ltd.	4,022,300	(9)	12.5%	20,223	9.4%
5 th Floor – One Cathedral Square
Jules Koenig Street
Port Louis, Mauritius

Back to Contents

S G Private Banking (Suisse) SA	2,500,050	(10)	7.9%	16,667	7.8%
Avenue de Rumine 20 – CP 220
1001 Lausanne-Switzerland

Millennium International Pension	4,000,050	(11)	12.1%	26,667	12.4%
Plan
P.O. Box 100 Sydney Vane
House
Admiral Park
St. Peter Port, Guernsey GYI
3EL

Strand Properties Corporation	2,100,000	(12)	6.7%	14,000	6.5%
P.O. Box 11516
Vancouver BC V6B 4N7

SPH Profit Sharing Plan	2,158,000	(13)	6.9%	13,333	6.2%
111 Presidential Blvd.
Bala Cynwyd, PA 19004

Paul Modie	2,100,000	(12)	6.7%	14,000	6.5%
1900 Washington Avenue
Parkersburg, WV 26101

All Officers and Directors as a	2,009,167		6.4%	—	—
group (4 persons) (14)

*	Represents less than one percent of class.

(1)	Consists of shares issuable upon exercise of options. Does not include 3,333,333 shares of common stock issuable upon exercise of options which are subject to vesting.

(2)	Consists of shares issuable upon exercise of options. Does not include 500,000 shares issuable upon exercise of options which are subject to vesting.

(3)	Consists of shares issuable upon exercise of options. Does not include 250,000 shares issuable upon exercise of options which are subject to vesting.

(4)	Does not include 400,000 shares issuable upon exercise of options which are subject to vesting.

Back to Contents
(5)	Includes 3,734,700 shares issuable upon exercise of warrants and 5,681,600 shares issuable upon conversion of series B preferred stock.

(6)	Includes 3,220,000 shares issuable upon exercise of warrants and 4,000,000 shares issuable upon conversion of a convertible promissory note.

(7)	Includes 1,250,000 shares issuable upon exercise of warrants.

(8)	Consists of 1,350,000 shares issuable upon conversion of series B preferred stock and 666,667 shares issuable upon exercise of warrants.
(9)	Includes 2,022,300 shares issuable upon conversion of series B preferred stock and 1,000,000 shares issuable upon exercise of warrants.
(10)	Includes 1,666,700 shares issuable upon conversion of series B preferred stock and 833,350 shares issuable upon exercise of warrants.

(11)	Consists of 2,666,700 shares issuable upon conversion of series B preferred stock and 1,333,350 shares issuable upon exercise of warrants.

(12)	Consists of 1,400,000 shares issuable upon conversion of series B preferred stock and 700,000 shares issuable upon exercise of warrants.

(13)	Includes 1,333,300 shares issuable upon conversion of series B preferred stock and 666,650 shares issuable upon exercise of warrants.

(14)	Consists of 2,009,167 shares issuable upon exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain equity compensation information as of June 30, 2006.

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by security holders	0	Not applicable	0

Equity compensation plans not approved by security holders	8,090,000	$0.45	2,495,000(1)

Total	8,090,000	$0.45	0

(1)	Represents shares available for issuance under the Plan.

Back to Contents

 On February 4, 2004, pursuant to the terms of a letter agreement, we issued Mr. Innis an option to purchase 242,500 shares of our common stock. The option was issued at an exercise price of $1.76, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant.

In addition, on February 4, 2004, we issued an aggregate of 242,500 options to various employees of the Company pursuant to individual stock option agreements between us and each employee. Each option has an exercise price of $1.76, has a term of ten (10) years and vests one year from the date of grant. On May 13, 2005, we issued Mr. Baker an option to purchase 100,000 shares of our common stock at an exercise price of $0.59, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant.

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

During the year ended June 30, 2006, we issued options to purchase 2,005,000 shares under the Plan to various employees of the Company pursuant to individual stock option agreements between us and each employee. Each option has an exercise price between $0.18 and $0.40 per share, has a term of ten (10) years, and vests over a three year period from the date of grant.

Back to Contents

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 13, 2005, we issued John E. Baker, our Chief Financial Officer, an option to purchase 100,000 shares of our common stock. The option was issued at an exercise price of $0.59, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of ten (10) years and vests one year from the date of grant.

Pursuant to Securities Purchase Agreement dated March 28, 2005 by and between MAS Services, Inc. (“MAS Services”) and Montex Exploration, Inc. (“Montex”), MAS Services sold 1,000,000 shares of common stock to Montex in a private transaction for a total purchase price of $1,000,000. In connection with the sale, we agreed to register the public sale of the shares of common stock purchased by Montex by including such shares in any registration statement we file with the Securities and Exchange Commission. Our former Chairman and Chief Executive Officer, Richard A. Schmidt, is the President and Chairman of the Board of MAS Services.

Pursuant to Securities Purchase Agreement dated May 27, 2005 by and between MAS Services and Moonlight Investments Limited (“Moonlight”), MAS Services sold 1,000,000 shares of common stock to Moonlight in a private transaction for a total purchase price of $1,000,000. In connection with the sale, we agreed to register the public sale of the shares of common stock purchased by Moonlight by including such shares in any registration statement we file with the Securities and Exchange Commission.

On April 5, 2005, we entered into a Consultant Agreement with Trident Advisors, Inc. (“Trident Advisors”), an affiliate of Trident Growth Fund, LP (“Trident”), the beneficial owner of in excess of 5% of our outstanding shares of common stock. The initial term of the Consultant Agreement was six months after which either party may terminate upon written notice. Under the Consultant Agreement, Trident Advisors provided services consisting of identifying possible business combinations or investors. The Consultant Agreement provided for a nonrefundable retainer fee of $60,000 and the payment of additional transaction based fees, of which none were earned or paid.

As of October 28, 2005, we had not been in compliance with any of the financial covenants included in our $1,600,000 principal amount secured convertible promissory note (the “Trident Note”) for a period of thirty (30) days. This constituted an event of default. On November 4, 2005, Trident waived the event of default and waived compliance with all financial covenants contained in the Trident Note for a period of 180 days. In consideration for the wavier, we issued 211,833 shares of common stock and warrants to purchase 250,000 shares of common stock to Trident at an exercise price of $0.40 per share.

Back to Contents

On May 19, 2006, we entered into a Master Amendment with Trident to amend the $1.6 principal amount convertible note to extend the maturity date of the note, delete all financial and certain negative covenants, and delete the demand registration rights and associated penalty provisions. We also amended the terms of all outstanding warrants previously issued to Trident to revise the anti-dilution adjustment provisions and set the exercise price at $0.40 per share. In consideration of the foregoing, we issued a warrant to Trident to purchase 1,745,000 shares of common stock at an exercise price of $0.40 per share. The warrant is immediately exercisable for a term of five years.

On December 13, 2005, we issued an option to Mark G. Sampson, our Chief Executive Officer, to purchase 5,000,000 shares of common at an exercise price of $0.40 per share for a term of ten years. The options vest in three equal installments six, twelve and eighteen months from the date of grant. In the event that Mr. Sampson ceases to provide services to us, the options shall terminate 90 days after cessation of service, unless such cessation is for cause, in which case the options shall terminate immediately upon cessation of service. On June 21, 2006, we amended the option to accelerate vesting in the event of termination of employment or service to the Company without cause, extend the time during which the option can be exercised after termination of employment or service to the Company without cause, include additional methods of cashless exercise, and revise the change of control provisions to make them consistent with the Company& #8217;s 2005 Stock Incentive Plan.

On December 16, 2005, we issued nonstatutory stock options under the Plan to Donald R. Innis, our President, to purchase 500,000 shares of common stock, and to John E. Baker, our Chief Financial Officer, to purchase 250,000 shares of common stock. The options have an exercise price of $0.40 per share, vest in three equal annual installments over a three year period commencing on the date of grant and are otherwise subject to the terms of the Plan. On June 21, 2006, we amended these options to extend the time during which the options can be exercised in the event of termination of employment or service to the Company without cause, include additional methods of cashless exercise, and make inapplicable the provision in the Plan providing for a right of repurchase by the Company or a successor under certain circums tances in the event the options are exercised after a change of control.

On February 22, 2006, we entered into an agreement with Montex to provide consulting services to us including introducing us to persons outside of the United States qualified and interested in purchasing our securities. The agreement provides for the payment of fees to Montex equal to 8% of the gross purchase price of our securities issued to any person introduced to us by Montex and warrants to purchase shares of common stock equal to 8% of the shares issued to such persons at an exercise price of $1.50 per shares. During March 2006, we paid or accrued consulting fees to Montex of $56,000 and issued warrants to purchase 373,333 shares of common stock. Montex beneficially owns in excess of 5% of our outstanding shares.

On March 21, 2006, we sold a $200,000 principal amount convertible note and warrants to purchase an additional 666,666 shares of common stock to Montex for a purchase price of $200,000. The forgoing securities were sold to Montex on the same terms and conditions as all other purchasers of securities in the offering. On May 7, 2006, Montex exchanged the notes for 13,482 shares of series B convertible preferred stock.

Back to Contents

Between May 3 and October 9, 2006, we sold an aggregate of 43,334 units consisting of 43,334 shares of series B convertible preferred stock and warrants to purchase 2,166,667 shares of common stock to Montex for an aggregate purchase price of $650,000. The foregoing securities were sold to Montex on the same terms and conditions as all other purchasers of securities in the offering.

On June 19, 2006, we issued letters to Messrs. Sampson, Innis and Wright confirming pre-existing arrangements regarding severance payment and provision of benefits in the event we terminate their employment or service to the Company without cause and providing for the immediate vesting of all options issued under the Plan in the event of such termination or cessation of service. We also issued a letter to Mr. Baker providing for three (3) months base salary, immediate vesting of all options issued under the Plan, and health insurance coverage for three (3) months in the event we terminate his employment without cause. Receipt of the foregoing is conditioned upon the officer’s execution of a general release in favor of the Company.

ITEM 13. EXHIBITS

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger dated August 31, 2006 and between the Company and GeM Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on September 15, 2006)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-54292, filed with the Commission on January 25, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, Registration No. 333-54292, filed with the Commission on January 25, 2001)

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002)

3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003)

3.5	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

Back to Contents

3.6	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

3.7	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-54292, filed with the Commission on January 25, 2001)

10.1	Warrant to purchase 100,000 shares of common stock, dated January 16, 2003, issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

10.2	Warrant to purchase 25,000 shares of common stock, dated January 16, 2003, issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

10.3	First Amendment and Waiver to Warrant to purchase 100,000 shares of common stock, dated September 9, 2003, issued to Trident (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

10.4	First Amendment and Waiver to Warrant to purchase 25,000 shares of common stock, dated September 9, 2003, issued to Trident (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

10.5	Warrant to purchase 200,000 shares of common stock, dated September 9, 2003, issued to Trident (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

10.6	Form of Series B Warrant to purchase 1,200,000 shares of common stock (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement Report on Form SB-2 filed with the Commission on June 9, 2004)

10.7	Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

Back to Contents

10.8	Restated Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.9	Form of Warrant issued in connection with Offering of Series A Convertible Preferred Stock and Warrants to Acquire Shares of Common Stock (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.10	Letter Agreement, dated January 8, 2004, by and between the Company and Donald R. Innis (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to the Company’s Registration Statement Report on Form SB-2 filed with the Commission on July 6, 2004)

10.11	Securities Purchase Agreement dated March 28, 2005, by and among the Company, MAS Services, Inc. and Montex Exploration, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on January 13, 2006)

10.12	Securities Purchase Agreement dated May 27, 2005, by and the Company, MAS Services, Inc. and Moonlight Investments Limited. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on January 13, 2006)

10.13	Loan Agreement dated April 1, 2005 by and between the Company and Trident Growth Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.14	Warrant dated April 1, 2005 to Purchase Shares of Common Stock issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.15	Form of Security Agreement dated April 1, 2005 by and between Trident Growth Fund, LP and each of the Company and its operating subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.16	Form of Guaranty dated April 1, 2005 by and between Trident Growth Fund, LP and each of the Company’s operating subsidiaries. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.17	12% Secured Convertible Note dated April 1, 2005 in the Principal Amount of $1,600,000 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

Back to Contents

10.18	Form of First Amendment to Warrant issued in connection with offering of Series A Convertible Preferred Stock and Warrants to acquire shares of Common Stock issued in February 2004 (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 filed with the Commission on July 7, 2005)

10.19	Form of First Amendment to Warrant dated June 8, 2004 to purchase shares of Common Stock issued to FEQ Investments, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form SB-2 filed with the Commission on July 7, 2005)

10.20	Waiver Letter dated November 4, 2005 by and between the Company and Trident Growth Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.21	Consulting Agreement dated February 22, 2006 by and between the Company and Montex Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.22	Form of Securities Purchase Agreement by and between the Company and Purchasers of Units consisting of Convertible Notes and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.23	Form of Convertible Note Issued to Purchasers of Units consisting of Convertible Notes and Warrants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.24	Form of Warrant issued to Advisors and Purchasers of Units consisting of Convertible Notes and Warrants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.25	Form of Securities Purchase Agreement by and between the Company and Non U.S. Purchasers of Units consisting of Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.26	Form of Reg S Warrant issued to Non U.S. Purchasers of Units and advisors in Unit Offering consisting of Series B Convertible Preferred Stock and Warrants. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K filed March 24, 2006)

Back to Contents

10.27	Exchange Agreement dated May 1, 2006 by and between the Company and Montex Exploration, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.28	Exchange Agreement dated May 1, 2006 by and between the Company and Alta Fin, BV. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2006)

10.29	Master Amendment to those certain April, 2005 Loan Documents by and between the Company and Trident Growth Fund, L.P. effective as of May 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006)

10.30	Warrant to purchase 1,745,000 shares of common stock dated as of May 1, 2006 issued to Trident Growth Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006)

10.31	Amended and Restated Option Agreement dated June 21, 2006 by and between Mark G. Sampson and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.32	Amended and Restated Option Agreement dated June 21, 2006 by and between Donald R. Innis and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.33	Amended and Restated Option Agreement dated June 21, 2006 by and between John E. Baker and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.34	Form of Amended and Restated Option Agreement Under The Stellar Technologies, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.35	Form of Letter to Officers Regarding Rights In The Event of Termination Without Cause (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

Back to Contents

10.36	Form of Securities Purchase Agreement by and between the Company and U.S. Purchasers of Units consisting of Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)

10.37	Form of Warrant issued to U.S. Purchasers of Units and placement agents in Unit Offering consisting of Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004)

21.1**	Subsidiaries of the Company

31.1**	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer of the Company required by Rule 13a- 14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of President of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**     Filed herewith

Back to Contents

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended June 30, 2006 and 2005 and fees billed for other services rendered by Malone & Bailey, PC during such years.

	June 30, 2006	June 30, 2005

Audit Fee	$ 121,831	$60,480

Audit-Related Fees:	$ 14,397	$8,400

Tax Fees:	$ 5,475	$ —

All Other Fees:	$ 37,769	$ —

Total:	$ 179,472	$68,880

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, including services relating to audits of acquired entities and services in connection with registration statements which are not reported under “Audit Fees.”

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets either telephonically, or in person, with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal year ended June 30, 2006, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

Back to Contents

STELLAR TECHNOLOGIES, INC.

TABLE OF CONTENTS

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Stellar Technologies, Inc.
Naples, Florida

We have audited the accompanying consolidated balance sheet of Stellar Technologies, Inc. and subsidiaries (“Stellar”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of Stellar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellar as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Stellar will continue as a going concern. As shown in the financial statements, Stellar has suffered recurring losses from operations and has negative working capital at June 30, 2006. These factors and others raise substantial doubt about Stellar’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 4 to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event Stellar cannot continue in existence.

As described in Note 3, the financial statements for 2005 have been restated.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 6, 2006

Back to Index

STELLAR TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30, 2006	June 30, 2005

		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$584,609	$1,024,023
Accounts receivable, net of allowance for doubtful accounts of $43,750 and $18,750 in 2006 and 2005, respectively	173,495	275,387
Debt issuance costs	—	39,500
Prepaid expenses and other assets	35,842	68,146

Total current assets	793,946	1,407,056

Property and equipment, net	312,047	326,881
Investment using the cost method	100,000	400,000
Goodwill	863,907	863,907
Intangible assets	99,835	176,515
Other assets	15,133	12,320

Total assets	$2,184,868	$3,186,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$792,153	$451,001
Current portion of capital lease obligations	1,580	4,652
Convertible note payable	1,600,000	659,642
Deposits	138,000	—
Derivative liabilities	—	724,738
Deferred revenues	239,898	323,476

Total current liabilities	2,771,631	2,163,509
Deferred revenues	30,863	74,902
Capital lease obligations, net of current portion	—	1,951
Total liabilities	2,802,494	2,240,362

Stockholders’ Equity (Deficit)
Preferred stock, Series B, no par value; 10,000,000 shares authorized;
127,206 and 0 shares issued and outstanding, respectively	1,463,862	—
Common stock, $0.001 per share par value; 100,000,000 shares authorized;
29,190,969 and 26,479,136 shares issued and outstanding, respectively	29,191	26,479
Additional paid-in capital	10,890,736	8,843,700
Accumulated other comprehensive loss	(1,883)	—
Accumulated deficit	(12,999,532)	(7,923,862)

Total stockholders’ equity (deficit)	(617,626)	946,317

Total liabilities and stockholders’ equity (deficit)	$2,184,868	$3,186,679

The accompanying notes are an integral part
of these consolidated financial statements

Back to Index

STELLAR TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year Ended June 30, 2006	Year Ended June 30, 2005

		(Restated)
Revenues	$870,964	$882,805

Expenses
Salaries and wages	1,711,397	1,440,542
Professional fees	873,735	1,318,309
Other general and administrative	1,307,172	1,300,322
Research, development and product support	763,426	193,853
Depreciation and amortization expense	175,337	164,401

Total expenses	4,831,067	4,417,427

Loss from operations	(3,960,103)	(3,534,622)

Other income (expense)
Loss on impairment of investment	(300,000)	—
Gain on derivative liability	471,721	7,424,852
Interest income	17,808	12,430
Interest expense	(1,305,096)	(316,201)

Total other income (expense)	(1,115,567)	7,121,081

Net income (loss)	(5,075,670)	3,586,459

Cumulative convertible preferred stock dividend requirements	(22,359)	—

Net income (loss) available to stockholders	(5,098,029)	$3,586,459

Basic and diluted income (loss) per common share	$(0.19)	$0.14

Basic and diluted weighted average common shares outstanding	26,766,795	26,392,136

The accompanying notes are an integral part
of these consolidated financial statements

Back to Contents

STELLAR TECHNOLOGIES, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2005 and June 30, 2006

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Paid-in Capital	Deferred Comp.	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance at June 30, 2004			25,759,558	$25,760	$7,530,246	$(725,346)	$—	$(11,510,321)	$(4,679,661)

Shares issued for CompuSven acquisition			43,353	43	149,957		—	—	150,000

Conversion of convertible notes			601,155	601	1,502,287				1,052,288

Reclassification of unamortized debt discount to equity on note converted to common stock					(1,500,000)				(1,500,000)
Exercised warrants			22,500	23	(23)		—	—	—

Exercise Coleman Option			12,570	12	29,988				30,000

Fair value adjustment from elimination of derivatives – embedded conversion option			—	—	924,846				924,846

Fair value adjustment from elimination of derivatives – warrants					109,846				109,846

Modification of options			—	—	72,513		—	—	72,513

Amortization of warrants issued for advisory services			—	—	—	725,346	—	—	725,346

Shares issued for convertible note			40,000	40	24,040				24,080

Net income			—	—	—		—	3,586,459	3,586,459

Balance at June 30, 2005 (Restated)	—	—	26,479,136	$26,479	$8,843,700	$—	$—	$(7,923,862)	$946,317

Shares issued for waiver of debt covenants	—	—	211,833	212	92,995	—	—	—	93,207

Sale of Investment Units	—	—	2,500,000	2,500	736,935	—	—	—	739,435

Conversion of note and accrued interest to Series B Preferred Shares	47,205	708,055	—	—	—	—	—	—	708,055

Series B Preferred Shares issued for cash	80,001	755,807	—	—	348,193	—	—	—	1,104,000

Warrant expense	—	—	—	—	241,059	—	—	—	241,059

Reclassification of unamortized debt discount to equity on note converted to Series B Preferred Stock	—	—	—	—	(724,080)	—	—	—	(724,080)

Fair value adjustment from elimination of derivatives – embedded conversion option	—	—	—	—	535,038	—	—	—	535,038

Fair value adjustment from elimination of derivatives – warrants	—	—	—	—	620,489	—	—	—	620,489

Warrants issued for note modification	—	—	—	—	196,407	—	—	—	196,407

Foreign currency translation							(1,883)		(1,883)

Net loss	—	—	—	—	—	—	—	(5,075,670)	(5,075,670)

Balance at June 30, 2006	127,206	1,463,862	29,190,969	$29,191	$10,890,736	$—	$(1,883)	$(12,999,532)	$(617,626)

The accompanying notes are an integral part
of these consolidated financial statements

Back to Contents

STELLAR TECHNOLOGIES, INC.
 Consolidated Statements of Cash Flows

	Year Ended June 30, 2006	Year Ended June 30, 2005 (Restated)
Cash flows from operating activities
Net loss	$(5,075,670)	$3,586,459
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities
Depreciation and amortization	175,337	164,401
Amortization of deferred advisory services	—	725,346
Amortization of debt discount	916,278	153,868
Amortization of debt issuance costs	39,500	141,502
Share based compensation	530,673	72,513
Bad debts	13,931	27,000
Impairment of investment	300,000	—
Gain on sale of property and equipment	—	(2,966)
Derivative gain	(471,721)	(7,424,852)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	87,961	(81,388)
Decrease (increase) in other current assets	32,303	(94,830)
Increase in other assets	(2,813)	(12,320)
Increase in accounts payable	341,153	36,374
Increase (decrease) in deferred revenues	(127,617)	62,475
Increase in deposits	138,000	—

Net cash used in operating activities	(3,102,685)	(2,646,418)

Cash flows provided by (used in) investing activities
Purchase of property and equipment	(83,823)	(64,164)
Proceeds from sale of property and equipment	—	12,500
Acquisition of CompuSven, net of cash acquired	—	(864,540)

Net cash used in investing activities	(83,823)	(916,204)

Cash flows from financing activities
Principal payments on capital
leases and short-term obligations	(5,023)	(64,037)
Proceeds from sales of preferred stock and warrants, net of offering costs	1,104,000	—
Proceeds from sales of common stock	950,000	30,000
Proceeds from issuance of convertible notes	700,000	1,584,000

Net cash provided by financing activities	2,748,977	1,549,963

Effect of exchange rate changes on cash	(1,883)	—

Net increase (decrease) in cash	(439,414)	(2,012,659)
Cash and cash equivalents, beginning of period	1,024,023	3,036,682

Cash and cash equivalents, end of period	$584,609	$1,024,023
Supplemental disclosure of cash flow information:
Interest paid	$187,871	$31,562
Income taxes
Non-cash Investing and Financing Activities:
Exchange of convertible note payable to Series B Preferred Stock	$708,055	$—
Conversion of convertible notes into common stock	$—	$1,502,287
Fair value of derivatives transferred to equity – embedded conversion feature	$535,038	$924,846
Fair value of derivatives transferred to equity – warrants	$596,409	$109,846
Reclassification of unamortized debt discount to equity	$724,080	$1,500,000

The accompanying notes are an integral part
of these consolidated financial statements

Back to Contents

STELLAR TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Nature of Operations

Stellar Technologies, Inc. and subsidiaries (collectively, “Stellar”) provide Employee Internet Management ("EIM") products and services that enable businesses to monitor, report, and manage how their employees use the Internet. Stellar's products and services give managers the ability to implement Internet access policies for different users and groups within their businesses, and support their efforts to improve employee productivity, conserve network bandwidth, and mitigate potential legal liability. Stellar’s products also provide customers the ability to filter, block, archive and retrieve electronic communications.

Stellar is also engaged in the development and selling of “E-Mail Shuttle,” migration software specifically designed to migrate, upgrade and provide coexistence and synchronization of data for its customers’ e-mail data. Stellar also provides product support and maintenance for its software and consulting services for the installation of its products.

History

The Company, formerly International Travel CD's, Inc. ("ILCD"), was formed on July 20, 2000, as a Colorado corporation. In January 2004, the Company consummated an agreement and plan of merger with Stellar Venture Partners, LLC ("Stellar LLC"). In connection with the merger, the Company changed its name to Stellar Technologies, Inc. (“Stellar”)

Stellar LLC was formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. On July 14, 2004, Stellar purchased 100% of the common stock of CompuSven, Inc. (“CompuSven”) to obtain the E-Mail migration line of business and the systems design and development knowledge to assist Stellar in the design and development of its internet management monitoring and reporting systems. On November 21, 2005, Stellar formed a Canadian subsidiary, GeM Solutions (Canada), Inc. (“GeM”), formerly STI Management Services LTD., for the purpose of conducting the operations of Stellar in Canada including, but not limited to sales, marketing, and development, as well as employee functions related to Canadian employees.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying financial statements have been presented on a consolidated basis and include all the accounts of Stellar, CompuSven (see Note 5) and GeM. GeM is a wholly-owned Canadian subsidiary.

Consolidation

Affiliate entities in which Stellar directly or indirectly owns more than 50% of the outstanding, voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company’s results of operations are reflected within Stellar’s consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Back to Contents

Reclassifications

Certain amounts have been reclassified from the previous year to conform to the 2006 presentation with no effect on reported earnings (loss).

Investment Accounted for under the Cost Method

Entities in which Stellar directly or indirectly owns less than 20% of the outstanding voting interest are accounted for under the cost method of accounting. Under this method, income received from investees is reflected within Stellar’s consolidated statement of operations as investment income or loss unless the amount of the dividends exceeds Stellar’s proportionate share of the affiliates’ income. In that case, the excess amount would be considered a return of capital and be recorded as a reduction of the investment. Stellar periodically reviews, at least annually, its investments for impairment.

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. Stellar considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Goodwill and Acquired Intangibles

Stellar accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment. Stellar has elected to perform its annual goodwill impairment test as of June 30, 2006. Other intangibles are amortized over their useful life on a straight-line basis.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, Stellar reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Stellar assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Federal Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of any valuation allowances recorded against deferred tax assets, if Stellar estimates that it is more likely than not that it will be unable to utilize those deferred tax benefits in future periods. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities.

Credit Risk

Financial instruments that potentially subject Stellar to concentrations of credit risk consist principally of cash deposits at financial institutions and trade receivables. To mitigate these risks, Stellar provides credit in the normal course of business and performs ongoing credit reviews of its customers while maintaining a provision for credit losses. Also, Stellar places its cash deposits only with high credit quality institutions. At various times during the year, Stellar may exceed the federally insured limits. Management believes the risk of loss of cash placed in these institutions is remote.

Back to Contents

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments.

Issuance of Shares for Services

Stock compensation expense for stock and warrants granted to non-employees is determined in accordance with Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18).

Foreign Currency Transactions

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52 (as amended), “Foreign Currency Translation, the recorded balances that are required to be paid in foreign currencies at June 30, 2006 are adjusted to reflect the exchange rate at the balance sheet date.

Derivative Financial Instruments

Stellar does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. Stellar has periodically entered into financing and equity instruments with certain provisions containing imbedded conversion features required to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Stellar uses the Cox-Ross-Rubenstein binomial option-pricing model (which produces results substantially the same as the Black-Scholes model) to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

SFAS No. 133, as amended, requires all derivatives to be recorded at each balance sheet at fair market value. These derivatives, including embedded derivatives in Stellar’s structured borrowings, are separately valued and accounted for on Stellar’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

With the assistance of a valuation consultant, Stellar determines fair values of its derivatives using the Cox-Ross-Rubinstein binomial pricing model (which produces results substantially the same as the Black-Scholes model). This model is a series of Excel spreadsheets that calculate and summarize the accounting for the freestanding and embedded derivative instruments associated with various debt instruments and related warrants issued by Stellar. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and such estimates may impact net income.

The historic volatility of Stellar’s common stock is considered a good estimate of the volatility to be expected over the (future) life of the conversion options and warrants. Stellar uses, as a risk free interest rate, the U.S. Treasury bill “constant maturities” rates published by the Federal Reserve for a security with a maturity that approximates the estimated life of the derivative or security. Stellar uses the closing market price of Stellar’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor in Cox-Ross- Rubinstein has a significant effect on the resulting valuation of the derivative liabilities on Stellar’s balance sheet. The volatility used was 80%. Stellar’s volatility rate will likely change in the future. To the extent that Stellar’s stock price increases or decreases, Stellar’s derivative liability will also increase or decrease, absent any change in volatility rates.

Back to Contents

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value on the balance sheet, with any changes in fair value recorded to results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of Stellar’s warrants to purchase common stock and the embedded conversion feature of several of its financial instruments are accounted for as liabilities. The fair value of these warrants and conversion features are shown on Stellar’s balance sheet and the unrealized changes in the values of these derivatives are shown in Stellar’s consolidated statement of operations as “gain (loss) on derivative liabilities.” During the fourth quarter of 2006, Stellar obtained modifications from the holders of certain financial instruments that eliminated the derivative liability classification and, accordingly, eliminated Stellar’s derivative liabilities.

The EITF recently issued an exposure draft, EITF 06-07 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 06-07 presents alternative views on how an entity should recognize the change in the derivative liability when a previously bifurcated conversion option is no longer required to be bifurcated pursuant to FAS 133. Stellar had embedded conversion options that initially required separate accounting as a derivative under FAS 133 that no longer met the conditions for separate accounting as a derivative at June 30, 2006 due to the amendment of the related instrument (see Note 10). It has chosen to adopt View A of EITF 06-07, which requires that the carrying value of the liability for the conversion option be reclassified to shareholder’s equity. The debt discount recorded at issuance will continue to be amortized over the remaining term of the instrument. If the EITF were to adopt a different view, Stellar may have to change its policy and follow the EITF view.

Revenue Recognition

Revenue from the sale of migration software is recognized at the time the software is released to the customer. Revenue for consulting services is recognized as the service is performed. Revenue for product support or maintenance is recognized ratably over the life of the support or maintenance agreement. Accounts receivable represent the balances due from customers for products released and consulting services performed, as well as the full value of any support or maintenance agreements. As a result of billing support or maintenance agreement payments received in advance of services being performed, Stellar has established a deferred income account representing amounts billed but not earned. Management estimates that such deferred revenues are fully collectible. Bad debts are charged to operations in the year in which the account is determined to be uncollectible.

Revenue from the sale of monitoring services is recognized ratably over the life of the monitoring service agreement. Accounts receivable represent balances due from customers for all billed but not collected Internet monitoring service agreements signed by the customer. As a result of billing monitoring service agreements in advance of services performed, Stellar has established a deferred income account representing amounts billed but not earned. Bad debts are charged to operations in the year in which the account is determined to be uncollectible.

Accounts Receivable

Stellar uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility. Stellar does not require collateral on its receivables.

Advertising Costs

Stellar charges costs of advertising to expense as incurred. Advertising costs were $223,439 and $171,287 for the years ended June 30, 2006 and 2005, respectively.

Back to Contents

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and is depreciated using the straight-line method over the estimated useful life of the asset, which ranges from three to seven years.

Earnings (Loss) Per Share

Earnings (loss) per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). The per share calculations take into effect all stock dividends, stock splits, recapitalizations and reverse stock splits.

The total numbers of such shares excluded from diluted net loss per common share were 20,846,467 and 4,804,250 at June 30, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation”. SFAS No.123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R became effective for small business issuers as of the beginning of the first interim or annual reporting period that began after December 15, 2005. Since January 1, 2006, Stellar has recorded the fair value of transactions in which it obtains employee services in share-based payment transactions as expenses in the periods in which they occurred.

Stellar does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Stellar’s results of operations, financial position or cash flow.

Stock-Based Compensation

In December 2005, Stellar granted options to its officers and nine of its existing employees. In May, 2005, Stellar granted stock options to an employee. In February, 2004, Stellar granted options to its new President as part of his employment agreement and to five of its existing employees. Prior to January 1, 2006, Stellar accounted for employee stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Consequently, no stock-based employee compensation cost was included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant.

Effective January 1, 2006, Stellar adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”), using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

The following table illustrates the effect on net loss and earnings per share if Stellar had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the years ended June 30, 2006 and 2005:

Back to Contents

	Year Ended June 30, 2006	Year Ended June 30, 2005 (Restated)

Net loss to common stockholders, as reported	$(5,075,670)	$3,586,459

Add: Stock-based employee/director compensation
included in reported net loss determined
under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee/director
compensation expense under the fair value based
method for all awards, net of related tax effects	(25,450)	(622,768)

Pro forma net loss	$(5,101,120)	$2,963,631

Loss per share basic and diluted – as reported	$(0.19)	$0.14
Loss per share basic and diluted – pro forma	$(0.19)	$0.11

Shares used in basic and diluted loss per share
Amounts	26,766,795	26,392,136

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

	2006	2005

Risk free rate	4.46	4.1%
Expected years until exercise	1.8	1.0
Expected stock volatility	85%	88%
Dividend yield	—	—

The weighted average grant-date fair value of options granted during 2006 and 2005 was $0.38 and $0.59 per share, respectively.

The terms of awards issued to employees state that awards are forfeited upon termination of employment with Stellar. In January 2005, Stellar modified the terms of an award issued to a former employee such that the award continues after termination of employment. The award fully vested in 2005. As a result of this modification, Stellar recorded expense totaling $72,513 in 2005 representing the fair value of the options on the date of modification.

NOTE 3 – RESTATEMENT

On or about May 10, 2006, Stellar concluded it was necessary to restate its financial results for the year ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for (1) various warrants issued in 2003, 2004 and 2005, and (2) the conversion features of Stellar’s $1.6 million convertible note payable issued in April 2005 (“2005 Note”). Stellar had previously classified the value of the conversion features and warrants to purchase common stock as equity, where applicable. After further review, Stellar has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should be reflected as derivative liabilities on Stellar’s balance sheet. Changes in fair value of these instruments are reflected as non-operating gains/losses in Stellar’s statement of operations. At the date of conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified to equity.

Back to Contents

Stellar has previously restated the unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2005 to a) correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, b) amortize the deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement over the vesting period rather than the term of the consulting agreement, and c) account for the modification of terms related to options granted to a former employee.

The accompanying financial statements for the year ended June 30, 2005 have been restated to effect the changes described above. The impact of those adjustments for the year ended June 30, 2005 are summarized below:

Year Ended June 30, 2005:

	As Previously Reported	Adjustments		Restated

Revenues	$882,805	$—		$882,805

Expenses
Other general and administrative	2,740,864			2,740,864
Professional fees	1,985,595	(667,286	) (a)	1,318,309
Research, development and product support	193,853	—		193,853
Depreciation and amortization expense	164,401	—		164,401

Total expenses	5,084,713	(667,286)		4,417,427

Loss from operations	(4,201,908)	667,286		(3,534,622)

Other income (expense)
Gain on derivative liability	—	7,424,852	(b)	7,424,852
Interest income	12,430	—		12,430

Interest expense	(1,837,171)	1,520,970	(b)	(316,201)

Total other income (expense)	(1,824,741)	8,945,822		7,121,081

Net income (loss)	$(6,026,649)	$9,613,108		$3,586,459

Basic net income (loss) per common share	$(0.23)			$0.14

Weighted average common shares outstanding – basic	26,392,136			26,392,136

a)	to adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement
b)	to record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.6 million convertible notes

Back to Contents

The impact of the adjustments related to the classification and accounting for the conversion features and warrants to the June 30, 2005 balance sheet are summarized below:

June 30, 2005

	As Previously Reported	Adjustment		Restated

Current assets
Cash	$1,024,023	$—		$1,024,023
Accounts receivable, net	275,387	—		275,387
Debt issuance cost, net	93,555	(54,055	) (a)	39,500
Prepaid expenses and other assets	68,146	—		68,146

Total current assets	1,461,111	(54,055)		1,407,056

Property and equipment, net	326,881	—		326,881
Investment using the cost method	400,000	—		400,000
Goodwill	863,907	—		863,907
Intangible assets, net	176,515	—		176,515
Other assets	12,320	—		12,320

	$3,240,734	$(54,055)		$3,186,679

Current liabilities
Accounts payable and accrued expenses	$451,001	$—		$451,001
Current portion of obligations under capital leases	4,652			4,652
Convertible notes payable, net of unamortized discount	1,060,288	(352,486	)(b)	659,642
Derivative liabilities	—	724,738	(c)	724,738
Deferred revenues	323,476			323,476

Total current liabilities	1,839,417	324,092		2,163,509

Deferred revenues	74,902	—		74,902
Obligations under capital leases, net of current portion	1,951	—		1,951

Total liabilities	1,916,270	—		2,240,362

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value ; authorized 10,000,000 shares;	—	—		—
Common stock	26,480	(1)		26,479
Additional paid-in capital	13,872,157	(5,028,457	)(d)	8,843,700
Accumulated deficit	(12,574,173)	4,650,311	(e)	(7,923,862)

Total stockholders’ equity	1,324,464	(378,146)		946,317

	$3,240,734	$(54,055)		$3,186,679

(a)	to reclassify debt issuance cost as a debt discount on the $1.6 million convertible notes
(b)	to adjust the unamortized discount on the $1.6 million convertible notes.
(c)	To record the fair value of the warrants and embedded conversion features.
(d)	To adjust additional paid-in capital for the impact of the derivative liabilities and beneficial conversion features.
(e)	To reflect the change in net income associated with the change in fair value of the derivative liability.

Back to Contents

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Stellar will continue as a going concern. As shown in the accompanying financial statements, Stellar has suffered recurring losses from operations and has a working capital deficit of $1,990,000. These conditions raise substantial doubt as to Stellar’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Stellar is unable to continue as a going concern. Management's plans in regard to these matters are described below.

Stellar has experienced recurring losses from operations and has relied on proceeds from the sale of equity securities and the issuance of convertible notes to fund its operations. Stellar intends to seek additional working capital through borrowings and the issuance of equity securities. Although in the past Stellar has been able to obtain working capital through borrowings and the issuance of equity securities, there can be no assurances that it will succeed in its efforts, which creates a doubt about Stellar’s ability to continue as a going concern. Subsequent to June 30, 2006, Stellar has raised an additional $1.18 million through the issuance of Series B Convertible Preferred Stock. See Note 16.

NOTE 5 – PURCHASE OF COMPUSVEN, INC.

On July 14, 2004, Stellar purchased 100% of the common stock of CompuSven, Inc. (“CompuSven). The primary reasons for this acquisition was to obtain the E-Mail migration line of business and the systems design and development knowledge to assist Stellar in the design and development of its internet management monitoring and reporting systems. The purchase price of the CompuSven common stock was $869,379 paid in cash plus a total of 43,353 shares of Stellar common stock valued at $150,000. Transaction costs associated with the acquisition totaled $17,219.

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$101,663
Property and equipment	284,293
Goodwill	863,906
Intangible assets	250,000
Other assets	3,500

Total Assets	$1,503,362

Current liabilities	460,245
Long-term deferred revenue	6,519

Total Liabilities	466,764

Total purchase price	$1,036,598

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

Back to Contents

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	June 30, 2005

Computer equipment	5	$117,845
Software	3 – 5	363,360
Furniture, fixtures and equipment	5 – 7	84,442 696
Leasehold improvements	5	14,150
Capital leases – equipment	5	13,090

		592,887
Less: accumulated depreciation		(280,840)

		$312,047

Depreciation expense, which includes property under capital leases, was $98,657 and $87,235 for the years ended June 30, 2006 and 2005, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The following intangibles arose from the acquisition of CompuSven in July 2004.

	June 30, 2006

	Cost	Accumulated amortization

Goodwill	$893,906	$—
Employment contract	200,000	$(130,566)
Customer relationships	50,000	(19,599)

Total	$1,143,906	$(150,165)

The weighted average amortization period for amortizable intangible assets is 4 years.

Stellar periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. In Stellar’s case, the first step of the analysis indicated the fair value of CompuSven exceeded its carrying amount and therefore, goodwill of CompSven is not considered impaired at June 30, 2006.

NOTE 8 – INVESTMENT IN SYNERGY

In July 2001, Stellar purchased a 10% interest in Synergy Networks, Inc. (“SNI”) for $400,000 which is accounted for under the cost method. In 2006, Stellar performed an internal analysis of the estimated value of its investment in SNI and determined that an impairment should be recorded to reflect Stellar’s assessment of realizability of the investment. Stellar does not expect to receive income from this investment in the near future, if ever, and determined that a limited market currently exists for the minority interest held in SNI. Based on these factors, Stellar determined that the investment was impaired. A loss on impairment of $300,000 has been recorded as expense in the fourth quarter of 2006.

Back to Contents

NOTE 9 – INCOME TAXES

Stellar uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Stellar has incurred net losses and, therefore, had no tax liability. Realization of the benefits of the deferred tax assets generated by the loss carry-forward will require that Stellar generate future taxable income. There can be no assurance that Stellar will generate any taxable income in future years. Therefore, Stellar has established a valuation allowance for the full amount of the deferred tax assets at June 30, 2006. The cumulative net operating loss carry-forward is approximately $10,300,000 at June 30, 2006, and will expire in the years 2022 through 2026. The components of deferred tax assets and liabilities at June 30, 2006 are as follows:

Deferred tax asset:
Federal and state deferred tax benefit arising from
net operating loss carryforward	$3,605,000

Less: valuation allowance	(3,605,000)

Net deferred tax asset	$—

NOTE 10 – CAPITAL LEASE OBLIGATIONS

Stellar periodically enters into capital leases, primarily for office equipment. The following is a schedule by year of future minimum lease payments required to be paid by Stellar under capital lease obligations together with the present value of the net minimum lease payments as of June 30, 2006:

Total minimum lease payments – 2006	1,629

Less amount representing interest	(49)

Present value of net minimum lease payments	1,580

Less current portion	(1,580)

Non-current portion	$0

NOTE 11 – CONVERTIBLE NOTES PAYABLE

$1.5 million Convertible Notes- In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the “ $1.5 million Notes”) plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The $1.5 million Notes accrued interest at a rate of 1.98% per annum, payable monthly, and had an original maturity date of June 7, 2005. The $1.5 million Notes were convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The $1.5 million Notes included a provision requiring Stellar to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the public resale of the shares underlying the $1.5 million Notes and warrants. The $1.5 million Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at a modified exercise price each of $1.00 per share. The exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the exercise price of the warrants. The Series A Warrants expired October 12, 2005. The Series B Warrants have an expiration date of June 7, 2009. In July 2004, upon the SEC declaring Stellar’s registration statement effective, the $1.5 million Notes and accrued interest automatically converted into 601,155 shares of common stock.

In connection with the $1.5 million Notes, Stellar paid commissions of $120,000 to Founders Equity Securities, Inc. which was recorded to debt issuance costs. Upon the registration statement being declared effective by the SEC, the unamortized balance of $110,000 was immediately expensed to interest expense.

$1.6 million Convertible Note- In April 2005 Stellar issued a $1.6 million convertible note (the ”Trident Note”) and detachable warrants to purchase 450,000 shares of common stock to Trident Growth Fund, L.P. (“Trident”) . The warrants had an exercise price of $1.00 per share and an expiration date of five years after the issue date. The Trident Note accrued interest at the rate of 12% per annum paid monthly in arrears and was due the earlier of (i) April 30, 2006 (ii) the next public offering of securities of Stellar for its own account or (iii) a change in management control of Stellar. The Trident Note was secured by substantially all of Stellar's assets.

Back to Contents

Stellar paid a 1.0% origination fee of $16,000; $60,000 for a six month non-exclusive investment services agreement with an affiliate of Trident; and issued 100,000 warrants to an advisor in connection with the debt valued at $72,074. These costs were recorded as debt issuance costs and are being amortized over the life of the Trident Note, or six months in the case of the investment services agreement. Stellar also issued 40,000 shares of common stock and warrants to purchase 100,000 shares of common stock to Trident. The proceeds were allocated among the warrants, the embedded conversion option, and the common stock, with the remainder to the host instrument.

At the option of Trident, it may elect to receive shares of common stock instead of cash payments for interest due under the Trident Note and may convert the principal due into shares of common stock at a conversion price of $1.00 per share subject to certain anti-dilution adjustments. In addition, the Trident Note includes a provision requiring Stellar to file a registration statement with the SEC to cover the public sale of shares that have been or may be issued under the Trident Note or warrants.

The Trident Note contained certain financial covenants with which Stellar was required to comply. These covenants included a requirement to maintain adequate cash flow and a current ratio of not less than 1.5 to 1. Beginning in October 2005, Stellar was not in compliance with any of the financial covenants included in the Trident Note, which constituted an event of default.

On November 4, 2005, Trident waived compliance with all financial covenants contained in the Trident Note for a period of 180 days. In consideration for the waiver, Stellar issued 211,833 shares of common stock and a warrant to purchase an additional 250,000 shares of common stock at an exercise price of $0.40 per share. Interest expense of $93,207, which equals the fair market value of the common stock at the time of issuance, was recognized and the related warrants were accounted for as derivative instruments under SFAS No. 133 and were valued at $210,565 at the time of grant.

The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,616,000 became due and payable on April 30, 2006. Effective May 1, 2006, Stellar entered into an agreement with Trident to: (i) extend the maturity date of the Trident Note until the earlier of April 30, 2007 or the receipt of $5,000,000 of gross proceeds from the sale of convertible debt or equity securities after May 19, 2006; (ii) eliminate all financial covenants; (iii) eliminate certain negative covenants; and (iv) eliminate the anti-dilution adjustment for issuances of shares at prices below the conversion price of the Trident Note. The Trident Note continues to accrue interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, remains secured by substantially all of Stellar’s assets, and is redeemable, in whole or in part, at Stellar’s option at 100% of the principal amount. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is convertible in whole or in part at the option of Trident into shares of common stock at a conversion price of $0.40 per share.

In consideration for the foregoing extension, amendments to certain outstanding warrants, and the cancellation of an outstanding warrant, Stellar issued warrants to Trident to purchase 1,745,000 shares of common stock. The warrants are immediately exercisable at an exercise price of $0.40 per share, contain standard and customary cashless exercise provisions, and expire May 1, 2011. Total amount expensed related to the warrants was $188,305, which is the net of the fair value of the warrants of $196,407 reduced by the value of the cancelled warrants of $8,102.

The amendments eliminated the provisions that caused the conversion feature of the note and the related warrants to be treated as derivatives. In addition, all other warrants that were accounted for as derivates due to the Trident Note’s original provisions ceased being derivatives as a result of the modifications of the terms of the debt. (See Note 12)

$700,000 Convertible Notes - During March 2006, pursuant to a series of securities purchase agreements, Stellar sold convertible notes in the aggregate principal amount of $700,000 convertible into 4,666,667 shares of common stock and warrants to purchase an additional 2,333,334 shares of common stock for aggregate gross cash proceeds of $700,000 ($644,000 net of placement fees). The securities were sold in units consisting of a $45,000 convertible note and a warrant to purchase 150,000 shares of common stock at a purchase price of $45,000 per unit.

Back to Contents

The convertible notes accrued interest at the rate of 10% per annum payable at maturity, were due eighteen months after issuance, and were convertible at anytime at the option of the holder at a conversion price of $0.15 per share. The conversion price will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends. Stellar may prepay the convertible notes, in whole or in part, at any time upon ten days written notice. The amounts due under the convertible notes were subordinated to the prior payment of all senior indebtedness which included Stellar’s obligations to Trident under the Trident Note, all present or future bank or other financial institutional indebtedness, and any indebtedness secured by a lien on any of Stellar’s assets.

Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $0.40 per share for a term of three years. The exercise price of the warrants will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends.

In connection with these convertible notes, Stellar incurred placement fees consisting of $56,000 and issued warrants to purchase 373,333 shares of common stock (equal to 8% of the shares issuable upon conversion of the notes included in the units) at an exercise price of $0.40 per share. The placement fees were fully expensed in 2006 due to the conversion of the notes to preferred stock.

Stellar agreed to include the shares of common stock issuable upon conversion of the convertible notes or exercise of the warrants sold in the debt offering in any registration statement filed under the Securities Act (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor forms) in order to permit the public resale of such shares. There were no demand registration rights associated with these instruments.

Stellar evaluated the embedded conversion option and the freestanding warrants under SFAS No. 133 and EITF 00-19 and determined that they qualified for derivative accounting (see Note 12). The fair value of the embedded conversion feature and the warrants were first allocated between the warrants and the hybrid instrument, with $259,367 allocated to the warrants. Stellar then recorded the fair value of the conversion option as a derivative liability in the amount of $666,781. The excess of the combined value of the warrants and the embedded conversion option over the proceeds totaling $226,148 was charged to Loss on Derivative Liabilities at the date of note issuance.

On May 1, 2006, all of the convertible notes in the aggregate principal amount of $700,000, plus accrued interest of $8,055 were exchanged for 47,205 shares of Series B Convertible Preferred Stock, $.001 par value per share, at a purchase price of $15.00 per share (see Note 12). This exchange resulted in the cancellation of all amounts due and owing the purchasers under the original convertible notes. Moreover, the related warrants that were initially classified as derivatives ceased being a derivative as a result of the modification of the Trident Note.

NOTE 12 – DERIVATIVES

Stellar evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

•	Warrants issued to Trident during 2003;
•	Series B convertible preferred stock conversion feature;
•	Warrants associated with the Series A preferred stock;
•	2004 convertible notes conversion feature;
•	Warrants associated with the 2004 convertible notes;
•	Warrants to purchase common stock issued for services;
•	The Trident Note conversion feature;
•	Warrants associated with the Trident Note;
•	Warrants issued to Trident in November 2005 to waive covenant for non-compliance;
•	Warrants issued in connection with the sale of units in November 2005
•	Warrants issued in connection with the sale of convertible notes in March 2006
•	Warrants issued in connection with the modification of the Trident Note in May 2006

Based on the guidance in SFAS 133 and EITF 00-19, Stellar concluded all of these instruments, other than the conversion feature of the Series B Preferred Stock and the warrants issued in connection with the modification of the Trident Note, qualified for derivative accounting through May 1, 2006 (the date of the Trident Note was amended). Specifically, the warrants issued to Trident in 2003 had registration rights that contained liquidated damage provisions that required Stellar to cause and maintain effectiveness of a registration statement covering those securities. Should Stellar be unsuccessful, the penalty provision called for Stellar to issue 0.1% of its common shares then outstanding computed on a fully-diluted basis per day until the shares are registered. Because the registration rights agreement did not have an explicit limit on the number of shares to be delivered in a share settlement, the warrants issued to Trident, the 2004 Notes, the Trident Note, and all of the other warrants qualified for derivative accounting.

Back to Contents

In addition, all of the instruments contain reset provisions that required the exercise price to adjust downward and in some cases, the number of shares issuable upon exercise or conversion to be adjusted upward, should Stellar sell or otherwise issue common stock at prices below the applicable exercise price. In certain cases, Stellar has sold common stock at a price below the exercise price of the instruments, thereby, triggering the reset provisions. Following the guidance in EITF 00-19, Stellar concluded that these reset provisions, and particularly the fact that Stellar has triggered the reset provisions on several instruments, caused the associated instruments to be accounted for as derivatives. Stellar concluded that the conversion feature of the Series B Preferred Stock is clearly and closely related to the economic characteristics of the host contract and, as a result, the conversion feature of the Series B Preferred Stock does not qualify for derivative accounting.

Stellar is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “gain (loss) on derivative liabilities.”

With the help of a valuation specialist, Stellar used the Cox-Ross-Rubenstein binomial model (which produces results substantially the same as Black-Scholes) to calculate the value of derivative liabilities. Stellar used volatility rates based on Stellar’s trading history. Stellar used as a risk free rate the U. S. Treasury rate with a maturity that approximates the estimated expected life of a derivative or security. Stellar used the closing market price of the common stock at the close of business on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Cox-Ross-Rubenstein binomial model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility used was 80%.

In May 2006, the Trident Note was amended. The note was extended to the earlier of April 30, 2007 or the sale of $5 million of convertible debt or equity. The modification also eliminated the anti-dilution adjustments for issuances of shares below the conversion price, the registration rights requirements and related penalties. Trident cancelled previously issued warrants with the exception of warrants to purchase an aggregate of 1,475,000 shares of common stock. The exercise price of the remaining warrants held by Trident and the conversion price of the note were reduced to $0.40 per share. The Trident Note and remaining warrants were amended to eliminate the (non-standard) anti-dilution adjustment for issuances of securities below the exercise price. As part of the amendment, Stellar issued additional warrants to Trident to purchase 1,745,000 shares of common stock at an exercise price of $.40 per share, expiring on May 1, 2011. The amendments eliminated the provisions that caused the conversion feature of the note and the related warrants to be treated as derivatives. As a result, there is no derivative liability associated with this debt instrument or warrants at June 30, 2006.

The EITF recently issued an exposure draft, EITF 06-07 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 06-07 presents alternative views on how an entity should recognize the change in the derivative liability when a previously bifurcated conversion option is no longer required to be bifurcated pursuant to FAS 133. Stellar had embedded conversion options that initially required separate accounting as a derivative under FAS 133 that no longer meet the conditions for separate accounting as a derivative at June 30, 2006 due to the amendment of the related instrument (see Note 11). Stellar has chosen to adopt View A of EITF 06-07 which requires reclassification of the carrying value of the liability for the conversion option to shareholder’s equity. The debt discount recorded at issuance will continue to be amortized over the remaining term of the instrument. If the EITF were to adopt a different view Stellar may have to change its policy to follow the final EITF guidelines.

Back to Contents

A detail of the fair value of the derivative liabilities at June 30, 2006 and June 30, 2005 is as follows:

	June 30, 2006	June 30, 2005

Embedded conversion option	$—	$93,619
Warrants	—	631,117

Total	$—	$724,736

NOTE 13– STOCKHOLDERS’ DEFICIT

In June 2004, Stellar entered into an agreement whereby FEQ Investments, Inc. (FEQ) will provide Stellar with financial advisory services for a period of three years for a fee of $5,000 per month and warrants to acquire 300,000 shares of common stock at an exercise price of $3.25 per share, expiring on June 7, 2009. The warrants vested on January 1, 2005. In accordance with EITF 96-18, Stellar accounts for stock options and warrants issued to non-employees at fair value. The value of such warrants is amortized to expense over the vesting period. Stellar recorded compensation expense of $725,346 in 2005 associated with the warrants.

In April 2005, Stellar reduced the exercise price of certain of its outstanding and vested warrants granted to non-employees to $1.00. This modification resulted in additional expense totaling $828,498, which was recorded in full on the date of modification as all of the outstanding warrants were fully vested on the date of modification. This amount is included in the gain on derivative liability at June 30, 2005.

The estimated fair value of warrants granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

	2006	2005

Risk free rate	4.7%	4.1%
Expected years until exercise	2.9	3.8
Expected stock volatility	80%	88%
Dividend yield	—	—

On May 13, 2005, Stellar granted one employee, who is a leased employee, options to purchase 100,000 shares of Stellar’s common stock at the exercise price of $0.59 which was the closing price on that date. The options vest over 1 year and expire 10 years from the date of grant. Compensation expense equal to $21,208 was recognized during the year ended June 30, 2006.

On November 10, 2005, Stellar raised $1,000,000 of additional funding by selling investment units at $0.80 per unit. Each investment unit consisted of two shares of common stock and one warrant to purchase one additional share of common stock. The warrants expire three years from the date of purchase and each warrant is exercisable for one share of common stock at an exercise price of $0.60 per share. The sale of units resulted in the issuance of 2,500,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock.

Between December 16, 2005 and April 15, 2006, Stellar granted certain officers and employees, who are leased employees, options to purchase 7,005,000 shares of Stellar’s common stock at exercise prices ranging from $0.18 to $0.40 per share which is equal to or higher than the closing price of the stock on the issuance dates. The options vest over 18 months or three years and expire 10 years from the date of grant. Compensation expense equal to $219,851 was recognized during the year ended June 30, 2006.

Back to Contents

The following tables summarize Stellar’s stock option and warrant activity and related information:

	STOCK OPTIONS		STOCK WARRANTS

	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price (a)

Balance at June 30, 2004	727,500	1.76	3,370,500	1.00
Granted	100,000	0.59	650,000	1.00
Exercised	—	—	(43,750)	(1.40)
Expired	—	—	—	—

Balance at June 30, 2005	827,500	$1.62	3,976,750	$1.00
Granted	7,005,000	0.35	10,629,717	0.40
Exercised	—	—	—	—
Cancelled	—	—	(150,000)	(0.40)
Expired	(242,500)	(1.76)	(1,200,000)	(0.40)

Balance at June 30, 2006	7,590,000	$0.47	13,256,467	$0.40

(a) The weighted-average exercise price reflects a modification to the award approved in April 2005 which resulted in a decrease in the exercise price of outstanding warrants.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Outstanding Shares at June 30, 2006	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price

$0.18-$0.40	7,005,000	9.50	$0.35	—	$0.35
$ 0.59	100,000	9.00	$0.59	100,000	$0.59
$ 1.76	485,000	7.75	$1.76	727,500	$1.76

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE

Range of Exercise Prices	Number of Outstanding Shares At June 30, 2006	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price

$ 0.40	13,256,467	3.14	$0.40	13,256,647	$0.40

During the period March 1, 2006 through June 30, 2006, Stellar issued a total of 127,206 shares of Series B Convertible Preferred Stock (“Series B Preferred), $0.001 par value per share, and warrants to acquire up to 636,030 shares of common stock at $0.001 par value per share. The first 47,205 Series B Preferred shares issued resulted from an exchange of the $700,000 convertible note issued in March 2006 and related accrued interest of $8,055 (see Note 10). The remaining 80,001 preferred shares were sold raising gross proceeds of $1,200,000 ($1,104,000 net of $96,000 in placement fees). The Series B Preferred and Warrants were sold in units comprised of one share of Series B Preferred and one Warrant (“Units”). The Units were sold at a purchase price of $15.00 per unit. Each Series B Preferred is convertible into 100 shares of common stock and each warrant is immediately exercisable into 50 shares of common stock at an exercise price of $0.40 per share for a period of three years after the date of issue. The exercise price of the warrants will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends. Since the preferred stock is convertible into a fixed number of shares, it is considered to be “conventional convertible preferred stock” as that term is used by EITF Issues 00-19 and 05-02. Accordingly, the embedded conversion option has not been bifurcated. There is no beneficial conversion feature associated with the preferred stock, pursuant to the requirements of Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” because the exercise conversion price of $0.40 exceeded the stock price on the date of offering.

Back to Contents

The holder of each share of Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors cumulative dividends equal to eight percent (8%) per annum of the original issue price payable in shares of common stock. There were no dividends declared or paid during the year ended June 30, 2006.

NOTE 14 – OPERATING LEASES

Stellar has a lease commitment for its office space until January, 2008 at which time Stellar has the option to extend the term of this lease for three (3) periods of one (1) year on the same terms and conditions as the base lease. If the lease is renewed for only one year, Stellar will have to pay a penalty of $10,000, and if the lease is renewed for only two years, Stellar will have to pay a penalty of $5,000. The monthly lease commitment is $11,238 per month which includes common area maintenance and taxes.

Total rental expense for all operating leases was $160,605 and $157,053 for the years ended June 30, 2006 and 2005, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms of one year or greater as of June 30, 2006:

2007	$106,292
2008	57,167

$163,459

NOTE 15 – SEGMENT REPORTING

With the acquisition of CompuSven, Inc. in July 2004 (see Note 5); Stellar determined it has two reportable segments, Internet Monitoring and Email Migration. Information about operations by reportable segment for 2006 is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated

Revenues	$224,724	$646,240	$-	$870,964
Depreciation and amortization	39,927	135,410	—	175,337
Operating profit (loss)	(3,717,320)	76,775	(319,558)	(3,960,103)
Capital expenditures	83,823	—	—	83,823
Total assets	450,474	1,241,509	492,885	2,184,868

NOTE 16 – FOREIGN CURRENCY ADJUSTMENTS

The financial position and results of operations of GeM, Stellar’s Canadian subsidiary, are measured using GeM’s local currency (Canadian Dollar) as the functional currency. Revenues and expenses of GeM have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments resulted in an other comprehensive net loss of $1,883 and $0 in 2006 and 2005, respectively.

NOTE 17 – CUSTOMER CONCENTRATION

The Company had sales to one (1) customer representing 11% of total revenues for the year ended June 30, 2006. There were no significant concentrations for the year ended June 30, 2005.

Back to Contents

NOTE 18 – SUBSEQUENT EVENTS

Since June 30, 2006, Stellar raised an additional $1,330,000 through the issuance of 88,668 shares of the Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 8,866,800 shares of common stock and warrants to purchase an additional 4,433,400 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

Back to Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR TECHNOLOGIES, INC.

Date: October 13, 2006	/s/ Mark G. Sampson

Mark G. Sampson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark G. Sampson	Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2006

Mark G. Sampson

/s/ John E. Baker	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2006

John E. Baker

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002