Form 10QSB
period 2006-09-30
STELLAR TECHNOLOGIES, INC.
filed 2006-11-20
CIK 1132590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-33099

GEM SOLUTIONS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1553046 (IRS Employer Identification No.)

7935 Airport Pulling

Road, Suite 201

Naples, Florida 34109

(Address of Principal Executive Offices)

(239) 592-1816

(Issuer’s Telephone Number, including Area Code)

Stellar Technologies, Inc.

(Former Name or Former Address, if Changed Since Last Report)

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

Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 29,190,969 issued and outstanding shares of the registrant’s common stock, $.001 par value per share, on November 16, 2006.

Transitional Small Business Disclosure Format (check one):	Yes No

Back to Contents

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	June 30, 2006 (Restated)

ASSETS
Current assets
Cash	$456,883	$584,609
Accounts receivable, net of allowance of $43,750 at September 30, 2006 and June 30, 2006	174,087	173,495
Prepaid expenses and other assets	39,291	35,842

Total current assets	670,261	793,946
Property and equipment, net	164,305	137,027
Investment – cost method	100,000	100,000
Goodwill	863,907	863,907
Intangible assets, net	253,821	274,855
Other assets	14,791	15,133

Total assets	$2,067,085	$2,184,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$751,052	$792,153
Current portion of obligations under capital leases	480	1,580
Convertible notes payable	1,600,000	1,600,000
Deposits	—	138,000
Deferred revenues	288,808	239,898

Total current liabilities	2,640,340	2,771,631
Deferred revenues, net of current	58,121	30,863

Total liabilities	2,698,461	2,802,494

Stockholders’ deficit
Preferred stock, $0.001 per share par value; authorized 10,000,000 shares;300,000 shares designated as “Series B Convertible Preferred Stock”, 215,874 and 127,206 issued and outstanding at September 30, 2006 and June 30, 2006, respectively	216	127
Common stock, $0.001 per share par value; authorized 100,000,000 shares; 29,190,969 shares issued and outstanding at September 30, 2006 and June 30, 2006	29,191	29,191
Additional paid-in capital	12,795,093	11,529,521
Accumulated other comprehensive loss	(2,845)	(1,883)
Accumulated deficit	(13,453,031)	(12,174,582)

Total stockholders’ deficit	(631,376)	(617,626)

Total liabilities and stockholders’ deficit	$2,067,085	$2,184,868

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Back to Contents

GeM Solutions, Inc.

(Formerly Stellar Technologies. Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,

	2006	2005 (Restated)

Revenues	$205,234	$200,512

Expenses
Salaries and wages	658,933	395,686
Professional fees	141,513	135,626
Other general and administrative	305,150	200,017
Research, development and product support	278,822	27,200
Depreciation and amortization expenses	51,336	42,517

Total expenses	1,435,754	801,046

Loss from operations	(1,230,520)	(600,534)

Other income (expense)
Interest income	2,408	3,994
Derivative loss	—	(159,467)
Interest expense	(50,337)	(263,525)

Total other expense	(47,929)	(418,998)

Net loss	$(1,278,449)	$(1,019,532)

Deemed dividend – beneficial conversion feature	(554,641)	—
Cumulative convertible preferred stock dividend requirement	(46,082)	—

Net loss available to common shareholders	$(1,879,172)	$(1,019,532)

Basic and diluted net loss per common share	$(0.06)	$(0.04)

Weighted average common shares outstanding - basic and diluted	29,190,969	26,479,136

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Back to Contents

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock (Restated)		Common Stock		Paid-in Capital (Restated)	Accumulated Other Comprehensive Income	Accumulated Deficit (Restated)	Total

	Shares	Amount	Shares	Amount

Balance at June 30, 2006	127,206	$127	29,190,969	$29,191	$11,529,521	$(1,883)	$(12,174,582)	$(617,626)

Series B Preferred Shares issued for cash	88,668	89			1,061,270			1,061,359
Warrants issued in connection with sale of Series B Preferred Shares					268,641			268,641
Discount for BCF on Preferred Stock					554,641			554,641
Deemed Dividend on Preferred Stock					(554,641)			(554,641)
Placement fees for Series B Preferred Stock and related warrants					(106,400)			(106,400)
Employee Options					42,061			42,061
Foreign currency translation					—	(962)		(962)
Net Loss					—		(1,278,449)	(1,278,449)

Balance at September 30, 2006	215,874	$216	29,190,969	$29,191	$12,795,093	$(2,845)	$(13,453,031)	$(631,376)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Back to Contents

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,

	2006	2005

		(Restated)
Net cash used in operating activities	$(1,293,078)	$(701,824)
Cash flows from investing activities:
Purchase of property and equipment and intangibles	(56,186)	(6,799)

Net cash used in investing activities	(56,186)	(6,799)
Cash flows from financing activities:
Principal payments on capital leases and short-term obligations	(1,100)	(7,831)
Proceeds from sale of preferred stock	1,223,600	—

Net cash provided by (used in) financing activities	1,222,500	(7,831)

Effect of exchange rate changes on cash	(962)	—

Net decrease in cash	(127,726)	(716,454)
Cash and cash equivalents, beginning of period	584,609	1,024,023

Cash and cash equivalents, end of period	$456,883	$307,569

Supplemental cash flow information:
Cash paid for interest	$48,633	$52,563

Cash paid for taxes	$—	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Back to Contents

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by GeM Solutions, Inc. (formerly Stellar Technologies, Inc.) and its subsidiaries (“GeM Solutions”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although GeM Solutions believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in GeM Solutions’ Form 10-KSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2007.

For comparability, the fiscal 2006 figures have been reclassified where appropriate to conform to the financial statement presentation used in fiscal 2007.

Organization

In October 2006, GeM Solutions obtained shareholder approval to reincorporate from Colorado to Delaware, change its name from Stellar Technologies, Inc. to Gem Solutions, Inc., and increase its authorized shares of common stock to 175,000,000.

Stock-Based Compensation

During the period from February 15, 2006 to April 15, 2006, GeM Solutions granted options to two new officers and five of its new employees. In December 2005, GeM Solutions granted options to its officers and nine of its existing employees. In May, 2005, GeM Solutions granted stock options to an employee. Prior to January 1, 2006, GeM Solutions accounted for employee stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant.

Effective January 1, 2006, GeM Solutions adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Back to Contents

The following table illustrates the effect on net loss and earnings per share if GeM Solutions had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation to the three months ended September 30, 2005:

Three Months Ended September 30, 2005

Net loss to common stockholders, as reported	$(1,019,532)
Add: Stock-based employee/director compensation included in reported net loss determined under APB No. 25, net of related tax effects	—
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards, net of related tax effects	(12,725)

Pro forma net loss	$(1,032,257)

Net loss per share basic and diluted – as reported	$(0.04)
Net loss per share basic and diluted – pro forma	$(0.04)

Shares used in basic and diluted loss per share amounts	26,479,136

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of GeM Solutions as a going concern. GeM Solutions has had significant losses since inception and will need significant funds to meet its sales and marketing program. Within the next twelve months GeM Solutions will be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to execute its business plan and continue its operations.

If GeM Solutions is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to GeM Solutions, management may be required to delay, scale back or eliminate its software upgrade program or license third parties to develop or market products that GeM Solutions would otherwise seek to develop or market itself.

NOTE 3 – RESTATEMENT

On or about May 10, 2006, GeM Solutions concluded it was necessary to restate its financial results for the fiscal years ended June 30, 2005 and 2004 and for the interim periods ended September 30, 2004 and 2005, December 31, 2004 and 2005, and March 31, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for (1) various warrants issued in 2003, 2004 and 2005, (2) the conversion features of GeM Solutions’ $1.6 million convertible note payable issued in April 2005 (“2005 Note”), and (3) the conversion features of its $1.5 million convertible notes payable issued in June 2004 (“2004 Notes”). GeM Solutions had previously classified the value of the conversion features of the notes and warrants to purchase common stock as equity, where applicable. After further review, GeM Solutions determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should be reflected as derivative liabilities on GeM Solutions’ balance sheet. Changes in fair value of these instruments are reflected as non-operating gains/losses in GeM Solutions’ statement of operations. At the date of conversion or modification of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified to equity.

Back to Contents

As a result of the aforementioned, GeM Solutions also determined that it must restate the value of the beneficial conversion feature of the preferred stock issued in 2004.

GeM Solutions has previously restated the unaudited consolidated financial statements as of and for the three months ended September 30, 2005 to a) correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, Inc. and b) amortize the deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement over the vesting period rather than the term of the consulting agreement.

The accompanying financial statements for the three months ended September 30, 2005 have been restated to effect the changes described above. The impact of those adjustments for the three months ended September 30, 2005 are summarized below:

Three months ended September 30, 2005

	As Previously Reported	Adjustment			As Restated

Revenues	$200,512	$—			$200,512

Expenses
Salaries and wages	—	395,686	(c	)	395,686
Professional fees	181,144	(45,518)	(a	)	135,626
Other general and administrative	595,703	(395,686)	(c	)	200,017
Research, development and product support	27,200	—			27,200
Depreciation and amortization expense	42,517	—			42,517

Total expenses	846,564	(45,518)			801,046

Loss from operations	(646,052)	45,518			(600,534)

Other income (expense)
Interest income	3,994	—			3,994
Derivative gain (loss)	—	(159,467)	(b	)	(159,467)
Interest expense	(228,299)	(35,226)	(b	)	(263,525)

Total other expense	(224,305)	(194,693)			(418,998)

Net loss	$(870,357)	$(149,175)			$(1,019,532)

Basic net loss per common share	$(0.03)				$(0.04)

Weighted average common shares outstanding - basic	26,479,136				26,479,136

a)	to adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement
b)	to record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.5 million notes
c)	to reclass salaries as a separate line item

Back to Contents

GeM Solutions reclassified certain amounts at June 30, 2006 to reflect the proper classification of software assets to intangible assets; the par value of preferred stock; and to reclassify its 2004 beneficial conversion feature on the Series A Preferred Stock to additional paid-in-capital. The impact of the reclassifications at June 30, 2006 are summarized below:

June 30, 2006

	As Previously Reported	Adjustment			As Restated

Property and equipment, net	$312,047	(175,020)	(a	)	$137,027
Intangible assets, net	$99,835	175,020	(a	)	$274,855
Preferred stock	$1,463,862	(1,463,735)	(b	)	$127
Additional paid-in capital	$10,890,736	638,785	(b	)	$11,529,521
Accumulated deficit	$(12,999,532)	824,950	(c	)	$(12,174,582)

(a)	to reclassify software assets from property and equipment to intangible assets
(b)	to reclassify Series B Stock issued, $.001 par value, previously recorded at no par value
(c)	To reclassify 2004 Beneficial Conversion Feature (BCF) on Series A Preferred Stock to APIC previously recorded to accumulated deficit

NOTE 4 – SERIES B PREFERRED STOCK

During the quarter ended September 30, 2006, GeM Solutions issued 88,668 shares of Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 8,866,667 shares of common stock and warrants to purchase an additional 4,433,334 shares of common stock, in exchange for $1,223,600, net of issuance costs of $106,400. The Series B Shares have an original issue price of $15.00 per share and are convertible into 100 shares of common stock at any time at the option of the holder at a conversion price of $0.15 per share. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years. In addition to the cash issuance costs of $106,400, GeM Solutions also issued to the placement agents warrants to purchase 709,333 shares of common stock (equal to 8% of the shares issuable upon conversion of the preferred stock included in the units) at an exercise price of $0.40 per share for a term of three years.

GeM Solutions evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock for the Series B Shares. It concluded that the conversion feature of the Series B Preferred Shares does not qualify for derivative accounting and need not be bifurcated because the preferred stock is convertible into a fixed number of shares (subject to stock splits, combinations, recapitalization and stock dividends) and is, therefore, considered to be “conventional convertible preferred stock” under EITF 00-19 and 05-02 The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19. . However, in accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, GeM Solutions has determined that the Series B Preferred Shares issued during the quarter had an aggregate beneficial conversion feature of $554,641 as of the date of issuance. GeM Solutions recorded this beneficial conversion feature as a deemed dividend upon issuance.

The holder of each share of Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors cumulative dividends equal to eight percent (8%) per annum of the original issue price payable in shares of common stock. There were no dividends declared or paid during the quarter ended September 30, 2006.

During the quarter, GeM Solutions discovered that it recorded prior issuances of the Series B Preferred Shares at no par value. In fact, the preferred stock has a par value of $0.001 per share. Accordingly, GeM Solutions reclassified $1,463,735, the amount in excess of the preferred shares’ par value, to additional paid-in capital at June 30, 2006.

Back to Contents

NOTE 5 – SEGMENT REPORTING

GeM Solutions has two reportable segments: employee Internet monitoring and Email migration. Information about operations by reportable segment is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated

Three Months Ended September 30, 2006:
Revenues	$134,578	$70,656	$—	$205,234
Loss from operations	$(674,779)	$(24,626)	$(579,044)	$(1,278,449)

Three Months Ended September 30, 2005:
Revenues	$70,700	$129,812	$—	$200,512
Loss from operations	$(624,014)	$(31,231)	$(364,287)	$(1,019,532)

NOTE 6 – SUBSEQUENT EVENTS

During October and November 2006, GeM Solutions raised $650,000 through the issuance of 43,334 shares of Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 4,333,400 shares of common stock and warrants to purchase an additional 2,166,700 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and each share is convertible into 100 shares of common stock at anytime at the option of the holder at a conversion price of $0.15 per share. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years. GeM Solutions paid consulting fees consisting of $52,000 and issued warrants to purchase 346,672 shares of common stock (equal to 8% of the shares issuable upon conversion of the preferred stock included in the units) at an exercise price of $0.40 per share for a term of three years.

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to attract and retain customers and qualified personnel; customer acceptance and satisfaction with our content management solutions; anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the employee Internet management industry; rapid technological changes in the employee Internet management industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as those other factors set forth under the caption “Risk Factors” on page 20 of this report and “Management’s Discussions and Analysis” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2.	Management’s Discussion and Analysis.

Unless otherwise indicated or the context otherwise requires, all references to “GeM Solutions,” the “Company,” “we,” “us” or “our” and similar terms refer to GeM Solutions, Inc. (F/K/A Stellar Technologies, Inc.) and its subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained elsewhere in this report.

Back to Contents

Overview

We develop and market electronic communications management software that enables businesses and government agencies to monitor, report and manage how their employees use the Internet and to block, monitor, filter and archive all forms of electronic communication. We offer an integrated suite of solutions for establishing and consistently enforcing employee Internet usage policies and managing electronic communications with others inside and outside of an organization. Our solutions block, filter, monitor and archive internal and external e-mail communications, including attachments, across the enterprise and provide graphical, real-time hierarchal reporting and immediate warnings of policy violations to management. Our solution suite is designed to give employers the ability to implement Internet access policies for different users and groups within their organizations, monitor all forms of electronic communications, including blocking attachments, and archive electronic communications to comply with records retention policies.

Based on our experience with customers and prospects, we believe that a substantial amount of Internet activity in the workplace is non-work related and that a significant portion of non-business related e-commerce is conducted through Internet connections at work. Because Internet access in the workplace is fast, convenient and essentially free, employees have the opportunity to use their employers’ Internet connections for personal or recreational purposes during work hours. Such personal use during business hours can result in lost employee productivity, increased network bandwidth consumption, potential legal liability resulting from, among other things, accidental or deliberate disclosure of non public or other information.

Our initial product, Stellar Internet Monitoring™ (“SIM”), enables businesses to rapidly implement and configure Internet access policies for specific groups, user types, and individuals within an organization. SIM monitors Internet activity without restricting access to web sites. We then consolidate and review Internet traffic information with sophisticated rule-based systems for compliance with policies implemented by our customers. We notify management when a violation has occurred and, if requested, provide management with detailed graphical reports displaying the aggregate Internet activity of the entire organization by department or employee. SIM is easy to deploy and use, has minimal impact on an organization’s information technology department, and supports a broad range of network platforms, including proxy servers, firewalls, and other network appliances and software.

Global eCommunications Management, or “GeM”, is our next generation technology, which we developed as a result of the market and customer information we derived from our experiences with existing Internet access management solutions. The GeM solution suite allows organizations to block, monitor, filter and archive all forms of electronic communication, including over 300 different attachment types that may contain key-words objectionable to the organization which may be imbedded in the e-mail or instant message. GeM provides organizations with detailed reports describing which web sites are being visited, what instant messages or e-mails are being sent or received that may not comply with corporate policies, and whether any objectionable content has been exchanged or viewed. Our software suite enables an enterprise to determine which employees were involved, what time the actions took place and the content that was exchanged or viewed. Because of the increasing need for blocking, monitoring filtering, and retaining and retrieving electronic communications, we expect our GeM solution suite will be adopted by an increasing number of organizations.

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

Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered. In the event a customer purchases our software, maintenance is included for year one in the purchase price but billable in year two and for every year thereafter that the customer uses our software. In the event of a subscription agreement, now common in the industry, maintenance is included in the annual or monthly subscription fee. Deferred revenue excludes all items relating to consulting services as these services are provided at or prior to the delivery of our products. Deferred revenue was $346,929 and $270,761 at September 30, 2006 and June 30, 2006, respectively. We believe that $288,808 of the deferred revenue at September 30, 2006 will be recognized as revenue in the next 12 months and that continued growth in deferred revenue is indicative of future growth in revenue.

Outlook

Based on industry sources such as IDC, Gartner and Radacati, the market for solutions such as ours is large and continues to grow. Sustained spending on technology, continued emphasis on productivity and security, growing awareness of and compliance with regulatory and reporting requirements, and the increasing need to retain and retrieve electronic communications are driving the sector. These include Federal and certain state court rules requiring the retrieval and production of electronic communications when involved in litigation as well as data retention and retrieval rules of various industry specific regulatory organizations. The forgoing are key external conditions which may affect our ability to execute our business plan.

Back to Contents

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

Our primary strategic objective is to strengthen our position in the market for content management solutions and generate a substantial increase in revenue over the next 12-24 months. We plan to achieve this objective by continuing to enhance the functionality of our solutions, develop new products and services, increase our direct sales force and reseller channels, and pursue subscription renewals and enterprise-wide deployment of our applications with existing customers. We intend to grow our sales force to 20 full time sales professionals with substantial experience in enterprise sales by June of 2007.

We believe that our near-term success will depend particularly on our ability to increase customer adoption of our GeM solution suite access management products and to continue generating revenue from our E-Mail Shuttle products. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash. We believe that key risks include the overall level of information technology spending, economic and business conditions within our target customer sectors, timing of the closure of customer contracts, and our ability to build brand awareness and raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we have limited financial resources. We may not be successful in addressing such risks and difficulties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

Back to Contents

Results of Operations

Introductory Note Regarding Restatement

As described in our current report on Form 8-K dated May 10, 2006, we concluded that certain of the conversion features and registration rights provisions related to the convertible note and warrants we issued in April 2005, the convertible notes and warrants we issued in June 2004, and the warrants we issued in February 2004 were embedded derivatives that should be accounted for as derivative liabilities in accordance with the guidance provided in SFAS No. 133 and EITF Issue 00-19 and that we needed to restate certain of our financial statements, including those for the quarter ended September 30, 2005.

As a result, we have restated our financial statements for the quarter ended September 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) various warrants we issued in 2003, 2004 and 2005; (2) the conversion features of the $1.6 million convertible note issued in April 2005; and (3) the conversion features of the $1.5 million convertible notes we issued in June 2004. We had previously classified the value of the conversion features of the notes and the warrants as equity, where applicable. After further review, we determined that these instruments should have been classified as derivative liabilities and, therefore, that: (1) the fair value of each instrument should be reflected as derivative liabilities on our balance sheet; (2) any changes in the fair value of these instruments should be reflected as non-operating gains or losses, as applicable, in our statement of operations; and (3) at the date of conversion, exercise or modification, as applicable, of each respective instrument or portion there, the corresponding derivative liability should be reclassified to equity.

The financial statements for the quarter ended September 30, 2005 included in this report have been restated to reflect the forgoing and the discussion of our financial condition and results of operation below is based on the restated financial statements. For a more compete description of the restatement, please see Note 3 to our consolidated financial statements contained elsewhere in this report.

Comparison of the Three-Month Periods Ended September 30, 2006 and September 30, 2005

Revenues

Revenues consist of licensing fees that we receive upon the sale of our content management and E-mail migration solutions. Revenues were $205,234 for the three-month period ended September 30, 2006 as compared to $200,512 for the three-month period ended September 30, 2006. Revenues for our E-mail migration solutions decreased to $70,656 for the three-month period ended September 30, 2006 as compared to $129,812 for the period ended September 30, 2005. Licensing revenues from our content management solutions increased $63,878 to $134,578 for the three-month period ended September 30, 2006 as compared to $70,700 for the three-month period ended September 30, 2005. We will continue to focus substantial resources on sales and marketing efforts in order to generate licensing revenues from existing and new customers and continue the roll out of our GeM solution suite. Having substantially completed such development and deployed a direct sales force of ten professionals, we expect revenue growth in future periods to exceed revenue growth in past periods.

Back to Contents

Operating Expenses

Operating expenses consist primarily of general and administrative, salaries and wages, professional fees, and research, development and product support expenses.

General and Administrative and Related Expenses. General and administrative expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, and office rents. General, administrative increased $105,133 to $305,150 for the three-month period ended September 30, 2006 as compared to $200,017 for the three-month period ended September 30, 2005. We expect general and administrative expenses to increase in future periods as a result of increased costs associated with growth in our operations. Specifically, we expect that sales and marketing expenses will increase as we continue to expand our efforts to promote our GeM solution suite.

Salaries and Wages. Salaries and wages consist of salaries, commissions, stock compensation, benefits and related compensation that we paid to our employees and management fees paid to third parties. Salaries and wages increased $263,247 to $658,933 for the three-month period ended September 30, 2006 from $395,686 for the for the three-month period ended September 30, 2005. The increase resulted primarily from an increase in overall salaries and compensation to our employees due to the overall growth of our business, specifically our sales and marketing effort, and an increase of $42,061 of non-cash expenses associated with our employee option program. We expect salaries and wages to increase in future periods as a result of increased personnel costs to support our expanding sales and marketing efforts and increased sales commission expenses as we generate additional license fees.

Professional Fees. Professional fees consist of accounting, legal and financial consulting fees. Professional fees remained relatively constant at $141,513 for the three-month period ended September 30, 2006 as compared to $135,626 for the three-month period ended September 30, 2005.

Research, Development and Product Support. Research development and product support expenses consist primarily of costs associated with the development of new products and services and related support. Research, development and product support expenses increased $251,622 to $278,822 for the three-month period ended September 30, 2006 as compared to $27,200 for the three-month period ended September 30, 2005. We expect research and development expenses to decrease in future periods as we have substantially completed the development of our GeM offering but will continue to enhance the product to meet market needs. We expect to continue to incur expenses relating to the enhancement of our e-mail migration, data and directory management solutions, entry into arrangements with additional technology partners, and supporting an increasing customer base.

Back to Contents

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation costs related to computer hardware and software, furniture and office equipment, and the write off of intangible assets associated with our acquisition of CompuSven. Depreciation and amortization costs remained relatively constant at $51,336 for the three-month period ended September 30, 2006 as compared to $42,517 for the three-month period ended September 30, 2005.

Other income (expense)

Other income (expense) consists of interest expense and derivative income.

Interest Expense. Interest expense decreased $213,188 to $50,337 for the three-month period ended September 30, 2006 from $263,525 for the three-month period ended September 30, 2005. The decrease consisted primarily of $235,631 of amortization of debt discount and warrant costs associated with our outstanding $1.6 million convertible note and warrants we incurred in 2005.

Derivative Income (Expense). We realized losses on derivative liabilities of $159,467 during the during the three-month period ended September 30, 2005. We did not incur any gain or loss during the three-month period ended September 30, 2006. The loss in 2005 was primarily the result of changes in the fair value of derivative liabilities. Specifically, the fair value of the derivative liabilities increased during the three-month period ended September 30, 2005 (resulting in losses on derivative liabilities) because the price of our stock increased during that period.

Net Loss

During the three-month period ended September 30, 2006, our net loss was $1,278,449 as compared to net loss of $1,019,532 during the three-month period ended September 30, 2005. The increase in net loss was primarily the result of a $634,708 increase in operating expenses which was offset by a $213,188 decrease in interest expense and a $159,467 loss on derivative liabilities in 2005.

Liquidity and Capital Resources

Net cash used in operating activities was $1,293,078 for the three-month period ended September 30, 2006 compared to $701,824 for the three-month period ended September 30, 2005. The $591,254 increase in cash used in operating activities was due primarily to an increase in operating expenses related to additional sales and support personnel, and research and development expenses.

Net cash used in investing activities during the three-month period ended September 30, 2006 was $56,186 compared to $6,799 for the three-month period ended September 30, 2005. The increase in cash used in investing activities was due primarily to acquisition of equipment and software during the three-month period ended September 30, 2006.

Back to Contents

Net cash provided by financing activities during the three-month period ended September 30, 2006 was $1,222,500 compared to $7,831 used in financing activities for three-month period ended September 30, 2005. The cash from financing activities was generated by sales of our convertible preferred stock and warrants.

At September 30, 2006, we had a working capital deficit of $1,970,079 as compared to a working capital deficit of $1,977,685 at June 30, 2006.

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt. Our primary sources of financing over the past twelve (12) months are set forth below.

On April 1, 2005, we entered into a Loan Agreement (the “Loan Agreement”) with Trident Growth Fund, LP (“Trident”) pursuant to which we issued a $1,600,000 principal amount secured convertible promissory note (the “Trident Note”) to Trident. The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,616,000 became due and payable on April 30, 2006. Effective May 1, 2006, we entered into an agreement with Trident to: (i) extend the maturity date of the Trident Note until the earlier of April 30, 2007 or the receipt of $5,000,000 of gross proceeds from the sale of convertible debt or equity securities after May 19, 2006; (ii) eliminate all financial covenants; (iii) eliminate certain negative covenants and; (iv) eliminate the anti-dilution adjustment for issuances of shares at prices below the conversion price of the Trident Note. The Trident Note continues to accrue interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, remains secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is convertible in whole or in part at the option of Trident into shares of our common stock at a conversion price of $0.40 per share.

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

During March, 2006, we issued convertible notes in the aggregate principal amount of $700,000 convertible into 4,666,667 shares of common stock and warrants to purchase an additional 2,333,334 shares of common stock for aggregate gross cash proceeds of $700,000. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years. In May 2006, the forgoing notes were exchanged for 47,205 shares of our Series B Convertible Preferred Stock (“Series B Shares”).

Back to Contents

As of the date of this report, we have raised gross cash proceeds of $3,888,105 through the issuance of 259,207 Series B Shares convertible into 25,920,700 shares of common stock and warrants to purchase an additional 12,960,350 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. The Series B Shares automatically convert into shares of common stock in the event that (i) the average closing price of our common stock over 20 consecutive trading days equals or exceeds $0.75 per share; and (ii) the shares of common stock issuable upon conversion of the Series B Shares are either subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the “Securities Act”), or transferable pursuant to Rule 144(k) under the Securities Act. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

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

As of the date of this report, we have cash resources of approximately $300,000. We currently use approximately $500,000 per month to conduct operations and expect this amount will increase based on increased salary expenses related to additional sales and support personnel. We believe that our current cash resources, expected recurring monthly revenue, and revenue from new customers, will only be sufficient to fund operations for the near term. In order to sustain our current operations for the next twelve months and repay indebtedness, we will need approximately $5,000,000. We are currently seeking to obtain this financing through sales of convertible preferred stock and warrants. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations, including our plans to build a large direct sales force and continue to improve our product offerings, and in the extreme case, terminate operations and liquidate the Company.

Back to Contents

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have met our working capital requirements through financing transactions involving the private placement of our securities. We do not expect our current working capital to support our operations through June 2007. We are in need of approximately $5 million of additional capital to fund operations and repay indebtedness over the next 12 months. Since our inception, we have not generated any significant revenue, have experienced substantial losses from operations, including approximately $5.1 million during the year ended June 30, 2006 and $1,278,449 during the three-moth period ended September 30, 2006, and have a working capital deficit. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2006 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We are an early-stage company with an unproven business model, which makes it difficult for us to evaluate our current business and future prospects.

We have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. We have only been offering our Internet monitoring applications for a limited time and the substantial majority of our licensing revenue has occurred within the past two years. As a result, we have very limited historical data and the revenue and income potential of our business unproven. Because of our limited operating history and because the market for our Internet monitoring products is relatively new, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

Back to Contents

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

We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2006, we had an accumulated deficit of approximately $13.5 million. We incurred a net loss of approximately $5.1 million during the year ended June 30, 2006, $1,278,449 during the three-moth period ended September 30, 2006, and expect to continue to incur net losses for the foreseeable future. We also expect our operating expenses to continue to increase as we:

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

Back to Contents

Our future success depends on ability to achieve substantial revenue growth from licensing our GeM solution suite to new customers and to renew licenses with existing customers.

Our products consist of: (i) GeM, our premier content management solution; (ii) SIM, our web based Internet access management solution; and (iii) E-Mail Shuttle, our e-mail migration solution. Licenses for our GeM and E-Mail Shuttle solutions are usually sold under perpetual licenses and subscription agreements while licenses of our SIM solution typically have a fixed duration. Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses. Our future success also depends on our ability to license additional services or product offerings to new and existing customers which will require a substantial sales and marketing effort. We may or may not have the human and capital resources to achieve this objective.

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

If revenues from the licensing of our products decline or do not grow as rapidly as we anticipate, our operating results and our business may be significantly impaired. If our GeM solution suite fails to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that our GeM solution suite will achieve any meaningful market acceptance. Our future financial performance depends on our ability to diversify our offerings and successfully gain customer acceptance of our GeM solution suite and E-Mail Shuttle solutions. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our existing solutions. Any failure or delay in achieving market acceptance or diversifying our existing offering could result in us never generating any meaningful revenue or profits.

Back to Contents

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our content management and e-mail migration solutions are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our offerings to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies may limit or reduce the market for our products, result in customer dissatisfaction, and prevent us from generating any meaningful revenue or profits.

Failure of our products to work properly could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products and we may find such errors in the future. The occurrence of errors could adversely affect licenses of our products, divert the attention of engineering personnel from our product development efforts, and cause significant customer relations problems. In addition, since our solutions have yet to gain widespread acceptance in the market, any delays would likely have a detrimental impact on our business.

Because customers rely on our content management solutions to manage electronic communication, any significant defects or errors in our products may result in negative publicity or legal claims against our customers or us. Such negative publicity or legal claims could damage our reputation in the marketplace, cause us to incur legal fees and costs to defend such claims, or result in the payment of sums to settle such claims.

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

Back to Contents

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

Back to Contents

We face increasing competition from more established companies that have significantly greater resources than we do, which may place pressure on our pricing or prevent us from increasing revenue or attaining profitability.

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors may offer their products at lower prices than ours, which could result in pricing pressures on licenses of our products. If we are unable to compete successfully, our results of operations could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced licensing, reduced margins or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our ability to generate revenues sufficient to cover our operating costs. Our current principal competitors include:

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

If content management solutions are integrated into existing Internet hardware, software or operating systems, the demand for our products may decrease.

We also face current and potential competition from vendors of Internet servers, operating systems, and networking hardware, many of which have developed and/or bundle, or may in the future develop and/or bundle, content management solutions, or other competitive products with their products. We expect increased competition from, anti-virus software developers, traditional network management software developers, and web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If content management functions become standard features of Internet-related hardware or software, the demand for our solutions may decrease. Moreover, even if our content management solutions provide greater functionality and are more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our solutions separately.

Back to Contents

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

Risks Associated With Our Industry

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for our content management solutions and our brand, our growth may be limited.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation appears most likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing fees for Internet use could result in a decline in the use of the Internet could have a material adverse effect on our business, financial condition and results of operations.

Back to Contents

Risks Associated With Our Stock

New investors will suffer immediate and substantial dilution in the tangible net book value of their shares.

As of the date of this report, the market price of our common stock significantly exceeded the net tangible book value of our common stock. The net tangible book value of one share of our common stock as of September 30, 2006 was negative $0.06. As a result, investors purchasing common stock in the market will incur substantial dilution.

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

We have issued a substantial number of securities exercisable or convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing shareholders

As of the date of this report, we have 29,190,969 outstanding shares of common stock and have reserved an additional 59,145,703 shares of our common stock for issuance upon exercise or conversion of the following securities:

•	25,920,800 shares upon conversion of our outstanding shares of series B convertible preferred stock;
•	4,000,000 shares upon conversion of an outstanding $1.6 million principal amount convertible note;
•	7,430,000 shares upon exercise of outstanding options;
•	2,655,000 shares upon exercise of options issuable under our 2005 Stock Incentive Plan; and

Back to Contents

•	19,139,903 shares upon exercise of outstanding warrants.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

We intend to raise additional funds in the future, and such additional funding may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. We are seeking to raise up to $1,350,000 or more of additional financing through the issuance of convertible preferred stock and warrants. The preferred shares are immediately convertible into shares of our common stock at a conversion price of $0.15 per share and the warrants are immediately exercisable at $0.40 per share. If we issue and sell an additional $1,350,000 of convertible preferred shares and warrants, the full conversion or exercise, as applicable, of these securities would result in the issuance of an additional 13,500,000 shares of common stock resulting substantial dilution to the ownership interests of our existing shareholders.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new products or services by our competitors;
•	demand for our solutions, including fluctuations in license renewals; and
•	fluctuations in revenue from our indirect sales channels.

The market price of our common stock could also be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;
•	announcements of technological innovations or new products or services by us; and

Back to Contents

•	our technological capabilities to accommodate the future growth in our operations or those of our customers.

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

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Back to Contents

Item 3.	Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to (i) ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms or (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the years ended June 30, 2005 and 2006, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Forms 10-KSB for the years ended June 30, 2005 and 2006. In addition, we have failed to timely file our periodic reports with the SEC on a number of occasions over the past year. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We have also retained one additional employee for our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5.	Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K.

On November 17, 2006, pursuant to a securities purchase agreement, we sold shares of our Series B Convertible Preferred Stock convertible into 1,666,700 shares of common stock and warrants to purchase an additional 833,350 shares of common stock for aggregate gross cash proceeds of $250,000. The securities were sold in units consisting of one (1) share of Series B Convertible Preferred Stock (the “Series B Shares”) and a warrant to purchase fifty (50) shares of common stock at a purchase price of $15.00 per unit. The foregoing securities were issued in an offering (the “Offering”) solely to certain overseas investors who are not “U.S. persons” of up $4,500,000 of units consisting of 300,000 Series B Shares convertible into an aggregate of 30,000,000 shares of common stock and warrants to purchase up to an aggregate of 15,000,000 shares of common stock. We have reserved the right to offer and sell additional units for an aggregate purchase price in excess of $4,500,000 to cover any over-allotments. As of the date of this report, we have sold an aggregate of 212,003 Units in the Offering and a concurrent offering for gross cash proceeds of $3,180,045.

Back to Contents

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

The units were sold in a private placement transaction to one accredited investor who is not a “U.S. person” pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act. We paid consulting fees consisting of $20,000 and issued warrants to purchase 133,336 shares of common stock (equal to 8% of the shares issuable upon conversion of the preferred stock included in the units) at an exercise price of $0.40 per share. The other material terms of these warrants are identical to the terms of the warrants issued to investors in the Offering and described above.

We have agreed to include the shares of common stock issuable upon conversion of the Series B Shares or exercise of the warrants sold in the Offering in any registration statement we file under the Securities Act (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor forms) in order to permit the public resale of such shares.

Back to Contents

The descriptions of the securities purchase agreement, the Series B Shares, and the warrants set forth above are qualified in their entirety by reference to copies of such agreements filed as exhibits to this report or other reports we have filed with the SEC.

Item 6.	Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Form of Securities Purchase Agreement by and between the Company and Non U.S. Purchasers of Units consisting of Series B Convertible Preferred Stock and Warrants

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEM SOLUTIONS, INC.
Date: November 20, 2006	/s/ Mark G. Sampson

Mark G. Sampson
Chief Executive Officer

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Securities Purchase Agreement by and between the Company and Non U.S. Purchasers of Units consisting of Series B Convertible Preferred Stock and Warrants

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended