Form 10KSB/A
period 2006-06-30
GEM SOLUTIONS, INC.
filed 2007-02-20
CIK 1132590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-33099

(Commission File Number)

GeM Solutions, Inc.

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

Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

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

Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GeM Solutions, Inc. (“the Company”, “we”, or “us”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission (“SEC”) on October 13, 2006 (the “Original Report”).  We are filing this Amendment to restate our audited year end financial statements for the fiscal years ended June 30, 2006 and 2005 and to restate our unaudited financial statements for each of the fiscal quarters ended March 31, 2006 and 2005, December 31, 2005 and 2004, and September 30, 2005 and 2004.  The forgoing restatements appear in Note 3 to our Consolidated Financial Statements included in the Amendment.

On or about May 10, 2006, we concluded it was necessary to restate our financial results for the year ended June 30, 2005 and for the 2006 and 2005 fiscal quarters to reflect additional non-operating gains and losses related to the classification of and accounting for (i) various warrants issued in 2003, 2004 and 2005, and (ii) the conversion features of our $1.6 million convertible note payable issued in April 2005.  We had previously classified the value of the conversion features and warrants to purchase common stock as equity, where applicable.  After further review, we determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should be reflected as derivative liabilities on our balance sheet. Changes in fair value of these instruments are reflected as non-operating gains/losses in our statement of operations.  At the date of conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified to equity.

We restated our financial statements as of and for the year ended June 30, 2005 to reflect the forgoing and included such restatement in our Annual Report on Form 10-KSB for the year ended June 30, 2006.  We restated our financial statements as of and for the fiscal quarter ended September 30, 2005 to reflect the forgoing and included such restatement in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.  In addition, we have previously restated the unaudited consolidated financial statements as of and for the three months ended September 30, 2004 and three and nine months ended March 31, 2005 to (i) correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, Inc. (ii) amortize the deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement over the vesting period rather than the term of the consulting agreement, and (iii) to account for the modification of terms related to options granted to a former employee.

In connection with the completion of our financial statements for the three-month period ended September 30, 2006 for inclusion in our Quarterly Report on Form 10-QSB for the period ended September 30, 2006, and after analyzing certain issues identified by the SEC during a regulatory review of our financial statements, during the first quarter of fiscal 2007 we concluded it was necessary  to restate our financial statements for the years ended June 30, 2006 and 2005 and our unaudited quarterly financial statements during those fiscal years.

The purpose of the restatement of our financial statements for the fiscal year ended June 30, 2006 is to: (i) reclassify capitalized software costs previously recorded as property and equipment to other assets (intangibles); (ii) reclassify the 2004 beneficial conversion feature on our series A convertible preferred stock previously recorded against accumulated deficit to properly record it to additional paid-in-capital; (iii) recognize the $0.001 par value of our series B convertible preferred stock by reclassifying $1,463,735, the amount in excess of the preferred shares’ par value, from capital to additional paid-in capital; and (iv) recognize the beneficial conversion feature related to the issuance of series B convertible preferred stock in the fourth quarter of the fiscal year ended June 30, 2006.  The net result of the restatement will increase other expenses by approximately $835,000 resulting in a corresponding increase in net loss available to common stockholders.  To the extent the forgoing affected the financial statements for the fiscal quarters ended September 30, 2005, December 31, 2005 or March 31, 2006, such financial statements have also been  restated. The forgoing restatements are set forth in Notes 3, 6, 7 and 16 to our Consolidated Financial Statements included in the Amendment.

The purpose of the restatement of our financial statements for the for the year ended June 30, 2005 is to reclassify the beneficial conversion features of our series A convertible preferred stock issued in the fiscal year ended June 30, 2004 from accumulated deficit to additional paid-in capital.  The net result of the restatement will have no impact on our income statement for the year ended June 30, 2005 and will result in a decrease in additional paid-in capital of approximately $825,000, a corresponding decrease in accumulated deficit, and will have no impact on total stockholders’ deficit.  To the extent the forgoing affected the financial statements for the fiscal quarters ended September 30, 2004, December 31, 2004 or March 31, 2005, such financial statements have also been  restated.  The forgoing restatements are set forth in Notes 3, 6, 7 and 16 to our Consolidated Financial Statements included in the Amendment.

Corresponding revisions have been made to Management’s Discussion and Analysis  appearing in Item 6 of Part II of this Amendment.

With the exception of the events set forth in Notes 3, 6, 7 and 16 to our Consolidated Financial Statements included in the Amendment, this Amendment does not reflect events that have occurred after October 13, 2006, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the years ended June 30, 2006 and 2005 and corresponding changes to Item 6 of Part II of this Amendment, or as deemed necessary in connection with the completion of such financial statements.  Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to October 13, 2006.  We have supplemented Item 13 of Part III of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this Amendment.  The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

ii

i

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

•                                          GeM Archive Manager - allows companies to store all Internet activity including full web page content, e-mails and associated attachments, and instant messages and associated attachments.  It is designed to enable powerful searches across the archives for key words contained in the archived activity, to re-create, view or print archived messages.

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

•                                          Directory Synchronization - provides ability to synchronize two e-mail systems to enable organizations to seamlessly update changes made within disparate e-mail systems.

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

We have met our working capital requirements through financing transactions involving the private placement of our securities.  We do not expect our current working capital to support our operations through June 2007.  We are in need of approximately $5 million of additional capital to fund operations and repay indebtedness over the next 12 months.  Since our inception, we have not generated any significant revenue, and have experienced substantial losses from operations, including approximately $5.1 million during the year ended June 30, 2006, and have a working capital deficit.  As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2006 as to the substantial doubt about our ability to continue as a going concern.  Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Our products consist of: (i) GeM , our premier Internet access management solution; (ii) SIM, our web based Internet access management solution; and (iii) E-Mail Shuttle, our e-mail migration solution.  Licenses for our GeM and E-Mail Shuttle solutions are usually sold under perpetual licenses and subscription agreements while licenses of our SIM solution typically have a fixed duration.  Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses.  Our future success also depends on our ability to license additional services or product offerings to existing customers which will require a substantial sales and marketing effort.  We may or may not have the human and capital resources to achieve this objective.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “SLLR”.  The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

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

The last price of the Company’s common stock as reported on the OTC Bulletin Board on September 25, 2006, was $0.20 per share.

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-KSB are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” on page 13 of this report and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

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

As described in our current report on Form 8-K dated May 10, 2006, we concluded it was necessary to restate our financial statements for the years ended June 30, 2006 and 2005.  The purpose of the restatement of our financial statements for the fiscal year ended June 30, 2006 is to: (i) reclassify capitalized software costs previously recorded as property and equipment to other assets (intangibles); (ii) reclassify the 2004 beneficial conversion feature on our series A convertible preferred stock previously recorded against accumulated deficit to properly record it to additional paid-in-capital; (iii) recognize the $0.001 par value of our series B convertible preferred stock by reclassifying $1,463,735, the amount in excess of the preferred shares’ par value, from capital to additional paid-in capital; and (iv) recognize the beneficial conversion feature related to the issuance of series B convertible preferred stock in the fourth quarter of the fiscal year ended June 30, 2006.  The purpose of the restatement of our financial statements for the fiscal year ended June 30, 2005 is to reclassify the beneficial conversion features of our series A convertible preferred stock issued in the fiscal year ended June 30, 2004 from accumulated deficit to additional paid-in capital.

The financial statements for our fiscal years ended June 30, 2006 and 2005 included in this report have been restated to reflect the forgoing and the discussion of our financial condition and results of operation below is based on the rested financial statements.  For a more compete description of the restatement, please see notes 3, 6, 7 and 16 to our consolidated financial statements contained elsewhere in this report.

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

Derivative Income (Expense).  We realized gains on derivative liabilities of $471,721 during the during the year ended June 30, 2006 as compared to $7,424,852 during the year ended June 30, 2005.  The decrease was primarily the result of changes in the fair value of derivative liabilities.  Specifically, the fair value of the derivative liabilities decreased significantly during the year ended June 30, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased significantly during that period.

Net Loss

During the year ended June 30, 2006, our net loss was $5,075,670 as compared to net income of $3,586,459 during the year ended June 30, 2005.  The increase in net loss was primarily the result of a $413,640 increase in operating expenses, a $988,895 increase in interest expense which consisted primarily of non cash items related to debt discount, and a $6,953,131 decrease in gain on derivative liabilities in 2006 as a result of changes in the fair value of our derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was $3,102,685for the year ended June 30, 2006 compared to $2,646,418 for the year ended June 30, 2005.  The $456,267 increase in cash used in operating activities was due primarily to cash used in operations to fund losses incurred in the development of our products and ramp up of our sales and marketing efforts.

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

The remaining 36,667 units were sold on October 9, 2006 in a private placement transaction to Montex Exploration, Inc., who is not a “U.S. person”, pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act.  We accrued consulting fees consisting of $44,000 and warrants to purchase 146,668 shares of common stock (equal to 8% of the shares issuable upon conversion of the preferred stock included in the units) at an exercise price of $0.40 per share.  The other material terms of these warrants are identical to the terms of the warrants issued to investors in the Offering and described above.

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

The following is a brief summary of the business experience of each of the above-named individuals:

Mark G. Sampson, age 50, has served as our Chairman, Chief Executive Officer and sole director since December 15, 2005.  Mr. Sampson brings over 16 years of executive management experience in the telecommunications and information technology industries.  Since April 1999, Mr. Sampson has served as the sole owner and President of C-Ray Consulting, Inc., a services company through which he has provided executive management services to a number of technology companies.  These include serving as the President and CEO of IP Applications,  Corp., a Vancouver, British Columbia based provider of outsourced Internet Solutions whose shares are traded on the TSX Venture Exchange, from January 2004 until October 2005, and serving as Vice President of Corporate Development for Devon Ventures (now Pender  Financial), a merchant bank focused on investing in developing technology companies, from March 2002 until January 2004.  During his tenure at IP Applications, the company’s revenues increased 150% through both organic growth and acquisition. Between 1999 and June 2002, C-Ray Consulting provided executive management services to NxGen Networks, an early stage provider of voice over IP services.  Prior to founding C-Ray Consulting, Mr. Sampson was Senior Vice President & General Manager of Data Services for MetroNet, Canada’s largest competitive local exchange carrier which was acquired by AT&T Canada, Vice-President & General Manager of BC Tel Advanced Communications (now Telus), Canada’s second largest telecommunications company, and Chief Operating Officer for CUE Data West, a financial services outsourcing company which was acquired by Open Solutions Inc.

Donald R. Innis, age 59, has served as our President since February 2, 2004.  Mr. Innis has over 25 years of senior management experience with many Information Technology solution companies and is recognized as an expert on encryption and data security.  He served as the President of Control Break International Corporation, a developer of data encryption software, from April 2003 to February 2004.  Beginning in 1987, Mr. Innis served as President of Inware Corporation, a developer of enterprise software that he founded.  In 1998, Inware was acquired by Allen Systems Group (“ASG”), a provider of software to global Fortune 1000 companies, at which time he joined ASG and served as Senior Vice President of Worldwide Sales and Support untilApril 2003.  During his time at ASG, the company’s annual revenues grew from $5 million to more than $200 million.  Between 1985and 1987, Mr. Innis served as the Chief Executive Officer of Fisher International, a company he founded that was a pioneer in the electronic mail and PC access control and encryption industry.  Mr. Innis began his career in technology as a computer system designer for General Motors Corporation after receiving a Bachelor of Science degree in mathematics with a minor in economics from Otterbein College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own greater than ten percent (10%) of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in beneficial ownership of the Company’s common stock.  Such officers, directors and greater than ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent (10%) stockholders were satisfied in a timely manner, except that Mark G. Sampson did not timely file a Form 4 upon receiving an option in connection with becoming a director and executive officer of the Company and Rusty Wright did not timely file a Form 3 and Form 4 upon becoming an executive officer of the Company and receiving an option.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended June 30, 2006, 2005 and 2004:

Summary Compensation Table

Name And Principal Position	Fiscal Year	Salary ($)	Securities Underlying Options (#)

Mark G. Sampson(1)	2006	$195,000	5,000,000
Chairman and Chief Executive Officer

Donald R. Innis(2)	2006	$204,716	500,000
President	2005	$76,923	242,500

Richard A. Schmidt(3)	2005	$240,000
Former Chairman and Chief Executive Officer	2004	$120,000

(1)  Mark G. Sampson began serving as our Chairman and Chief Executive Officer on December 15, 2005.

(2)  Donald R. Innis began serving as our President on February 2, 2004.

(3)  Richard A. Schmidt served as our Chairman and Chief Executive Officer from January 15, 2004 until December 14, 2005.  We did not pay any compensation to our Chief Executive Officer in 2003.

Option/Sar Grants In Last Fiscal Year

The following table sets forth all options granted during the fiscal year ended June 30, 2006 to each of the named executive officers.

Name	Number of Underlying Option/SARS Granted		Percent of Total Options/SARS Granted to Employee in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Mark G. Sampson	5,000,000	(1)	71%	$0.40	December 15, 2015

Donald R. Innis	500,000	(2)	7.1%	$0.40	December 15, 2015

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

In the case of outstanding restricted stock or restricted unit awards, the Plan provides that upon a “Change In Control Event,” all restrictions applicable to such awards to automatically be deemed terminated or satisfied, except as specifically set forth to the contrary in any award. In the event of a “Reorganization Event” that is not a “Change in Control Event”, the repurchase and other rights of the Company under such restricted stock or restricted unit awards shall inure to the benefit of the Company’s successor and shall apply to the cash, securities or other property that the common stock was converted into or exchanged for pursuant to such Reorganization Event.

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

The Plan defines a “Change in Control Event” to mean: (i) the acquisition by an individual, entity or group of 30% or more of the issued and outstanding shares of common stock of the Company or of the combined voting power of all outstanding securities of the Company unless such acquisition was directly from the Company, was acquired by an employee benefit plan of the Company, or resulted from an acquisition of the Company in which the stockholders of the Company immediately prior to the acquisition continue to own more than 50% of the Company’s outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company’s outstanding voting shares; (ii) an event as a result of which persons who were members of the Board of Directors of the Company on the date the Plan was adopted or were nominated or elected by at least a majority of such directors fail to constitute a majority of the board of directors of the Company; or (iii) a merger, consolidation, reorganization, recapitalization, share exchange or sale or other disposition of all or substantially all assets of the Company unless immediately following such transaction, the stockholders of the Company immediately prior to such transaction continue to own more than 50% of the Company’s outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company’s outstanding voting shares.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percentage of Class	Amount and Nature of Beneficial Ownership of Series B Convertible Preferred Stock	Percentage of Class
Mark G. Sampson	1,666,667	(1)	5.4%	0	—

Donald R. Innis	242,500	(2)	*	0	—

John E. Baker	100,000	(3)	*	0	—

Rusty Wright	—	(4)	—

Montex Exploration, Inc. 43 Addison Road London, United Kingdom W148JH	10,265,150	(5)	26.6%	56,816	26.3%

Trident Growth Fund, L.P. 700 Gemini Houston, Texas 77058	7,471,833	(6)	20.5%	—	—

Dromen Securities Ltd. Cours de Rive 13 Geneva, 1204 Switzerland	3,750,000	(7)	12.3%	—	—

Alta Fin B.V. Pareravweg 45 Netherland Antilles	2,016,667	(8)	6.5%	13,500	6.2%

Moonlight Investments, Ltd. 5th Floor – One Cathedral Square Jules Koenig Street Port Louis, Mauritius	4,022,300	(9)	12.5%	20,223	9.4%

S G Private Banking (Suisse) SA Avenue de Rumine 20 – CP 220 1001 Lausanne-Switzerland	2,500,050	(10)	7.9%	16,667	7.8%

Millennium International Pension Plan P.O. Box 100 Sydney Vane House Admiral Park St. Peter Port, Guernsey GYI 3EL	4,000,050	(11)	12.1%	26,667	12.4%

Strand Properties Corporation P.O. Box 11516 Vancouver BC V6B 4N7	2,100,000	(12)	6.7%	14,000	6.5%

SPH Profit Sharing Plan 111 Presidential Blvd. Bala Cynwyd, PA 19004	2,158,000	(13)	6.9%	13,333	6.2%

Paul Modie 1900 Washington Avenue Parkersburg, WV 26101	2,100,000	(12)	6.7%	14,000	6.5%

All Officers and Directors as a group (4 persons) (14)	2,009,167		6.4%	—	—

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

(14)  Consists of 2,009,167 shares issuable upon exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain equity compensation information as of June 30, 2006.

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	0	Not applicable	0
Equity compensation plans not approved by security holders	8,090,000	$0.45	2,495,000	(1)
Total	8,090,000	$0.45	0

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

On December 13, 2005, we issued an option to Mark G. Sampson, our Chief Executive Officer, to purchase 5,000,000 shares of common at an exercise price of $0.40 per share for a term of ten years.  The options vest in three equal installments six, twelve and eighteen months from the date of grant.  In the event that Mr. Sampson ceases to provide services to us, the options shall terminate 90 days after cessation of  service, unless such cessation is for cause, in which case the options shall terminate immediately upon cessation of service. On June 21, 2006, we amended the option to accelerate vesting in the event of termination of employment or service to the Company without cause, extend the time during which the option can be exercised after termination of employment or service to the Company without cause, include additional methods of cashless exercise, and revise the change of control provisions to make them consistent with the Company’s 2005 Stock Incentive Plan.

On December 16, 2005, we issued nonstatutory stock options under the Plan to Donald R. Innis, our President, to purchase 500,000 shares of common stock, and to John E. Baker, our Chief Financial Officer, to purchase 250,000shares of common stock.  The options have an exercise price of $0.40 per share, vest in three equal annual installments over a three year period commencing on the date of grant and are otherwise subject to the terms of the Plan.  On June 21, 2006, we amended these options to extend the time during which the options can be exercised in the event of termination of employment or service to the Company without cause, include additional methods of cashless exercise, and make inapplicable the provision in the Plan providing for a right of repurchase by the Company or a successor under certain circumstances in the event the options are exercised after a change of control.

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

10.1

Warrant to purchase 100,000 shares of common stock, dated January 16, 2003, issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

10.2

Warrant to purchase 25,000 shares of common stock, dated January 16, 2003, issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

10.3

First Amendment and Waiver to Warrant to purchase 100,000 shares of common stock, dated September 9, 2003, issued to Trident (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

10.4

First Amendment and Waiver to Warrant to purchase 25,000 shares of common stock, dated September 9, 2003, issued to Trident (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

10.5

Warrant to purchase 200,000 shares of common stock, dated September 9, 2003, issued to Trident (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

10.6

Form of Series B Warrant to purchase 1,200,000 shares of common stock (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement Report on Form SB-2 filed with the Commission on June 9, 2004)

10.7

Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.8

Restated Option to Purchase 242,500 shares of Common Stock issued to Donald R. Innis (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.9

Form of Warrant issued in connection with Offering of Series A Convertible Preferred Stock and Warrants to Acquire Shares of Common Stock (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004)

10.10

Letter Agreement, dated January 8, 2004, by and between the Company and Donald R. Innis (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to the Company’s Registration Statement Report on Form SB-2 filed with the Commission on July 6, 2004)

10.11

Securities Purchase Agreement dated March 28, 2005, by and among the Company, MAS Services, Inc. and Montex Exploration, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on January 13, 2006)

10.12

Securities Purchase Agreement dated May 27, 2005, by and the Company, MAS Services, Inc. and Moonlight Investments Limited. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on January 13, 2006)

10.13

Loan Agreement dated April 1, 2005 by and between the Company and Trident Growth Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.14

Warrant dated April 1, 2005 to Purchase Shares of Common Stockissued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.15

Form of Security Agreement dated April 1, 2005 by and between Trident Growth Fund, LP and each of the Company and its operating subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.16

Form of Guaranty dated April 1, 2005 by and between Trident Growth Fund, LP and each of the Company’s operating subsidiaries. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.17

12% Secured Convertible Note dated April 1, 2005 in the Principal Amount of $1,600,000 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2005)

10.18

Form of First Amendment to Warrant issued in connection with offering of Series A Convertible Preferred Stock and Warrants to acquire shares of Common Stock issued in February 2004 (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 filed with the Commission on July 7, 2005)

10.19

Form of First Amendment to Warrant dated June 8, 2004 to purchase shares of Common Stock issued to FEQ Investments, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form SB-2 filed with the Commission on July 7, 2005)

10.20

Waiver Letter dated November 4, 2005 by and between the Company and Trident Growth Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.21

Consulting Agreement dated February 22, 2006 by and between the Company and Montex Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.22

Form of Securities Purchase Agreement by and between the Company and Purchasers of Units consisting of Convertible Notes and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.23

Form of Convertible Note Issued to Purchasers of Units consisting of Convertible Notes and Warrants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.24

Form of Warrant issued to Advisors and Purchasers of Units consisting of Convertible Notes and Warrants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2006)

10.25

Form of Securities Purchase Agreement by and between the Company and Non U.S. Purchasers of Units consisting of Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.26

Form of Reg S Warrant issued to Non U.S. Purchasers of Units and advisors in Unit Offering consisting of Series B Convertible Preferred Stock and Warrants. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K filed March 24, 2006)

10.27

Exchange Agreement dated May 1, 2006 by and between the Company and Montex Exploration, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.28

Exchange Agreement dated May 1, 2006 by and between the Companyand Alta Fin, BV. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2006)

10.29

Master Amendment to those certain April, 2005 Loan Documents by and between the Company and Trident Growth Fund, L.P. effective as of May 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006)

10.30

Warrant to purchase 1,745,000 shares of common stock dated as of May 1, 2006 issued to Trident Growth Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006)

10.31

Amended and Restated Option Agreement dated June 21, 2006 by and between Mark G. Sampson and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.32

Amended and Restated Option Agreement dated June 21, 2006 by and between Donald R. Innis and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.33

Amended and Restated Option Agreement dated June 21, 2006 by and between John E. Baker and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.34

Form of Amended and Restated Option Agreement Under The Stellar Technologies, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.35

Form of Letter to Officers Regarding Rights In The Event of Termination Without Cause (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2006)

10.36

Form of Securities Purchase Agreement by and between the Company and U.S. Purchasers of Units consisting of Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)

10.37

Form of Warrant issued to U.S. Purchasers of Units and placement agents in Unit Offering consisting of Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006)

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

	June 30, 2006	June 30, 2005

Audit Fee	$121,831	$60,480

Audit-Related Fees:	$14,397	$8,400

Tax Fees:	$5,475	$—

All Other Fees:	$37,769	$—

Total:	$179,472	$68,880

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

GEM SOLUTIONS, INC.

Date: February 16, 2007	/s/ John E. Baker
John E. Baker
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Baker	Chief Executive Officer,	February 16, 2007
John E. Baker	Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STELLAR TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

GeM Solutions, Inc. (formerly known as Stellar Technologies, Inc.)

Naples, Florida

We have audited the accompanying consolidated balance sheets of GeM Solutions, Inc. and subsidiaries (“GeM”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of GeM’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeM as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GeM will continue as a going concern. As shown in the financial statements, GeM has suffered recurring losses from operations and has negative working capital at June 30, 2006. These factors and others raise substantial doubt about GeM’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 4 to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event GeM cannot continue in existence.

As described in Note 3, the audited financial statements as of and for the years ended June 30, 2006 and 2005, have been restated.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 6, 2006

(Except for Note 3 for which the date is February 15, 2007)

GeM SOLUTIONS, INC.

(Formerly Stellar Technologies, Inc.)

Consolidated Balance Sheets

	June 30, 2006 (Restated)	June 30, 2005 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$584,609	$1,024,023
Accounts receivable, net of allowance for doubtful accounts of $43,750 and $18,750 in 2006 and 2005, respectively	173,495	275,387
Debt issuance costs	—	39,500
Prepaid expenses and other assets	35,842	68,146

Total current assets	793,946	1,407,056

Property and equipment, net	136,034	98,155
Investment using the cost method	100,000	400,000
Goodwill	863,907	863,907
Intangible assets	275,848	405,241
Other assets	15,133	12,320

Total assets	$2,184,868	$3,186,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$792,153	$451,001
Current portion of capital lease obligations	1,580	4,652
Convertible note payable	1,600,000	659,642
Deposits	138,000	—
Derivative liabilities	—	724,738
Deferred revenues	239,898	323,476

Total current liabilities	2,771,631	2,163,509
Deferred revenues	30,863	74,902
Capital lease obligations, net of current portion	—	1,951
Total liabilities	2,802,494	2,240,362

Stockholders’ Equity (Deficit)
Preferred stock, Series B, $0.001 per share par value; 10,000,000 shares authorized; 127,206 and 0 shares issued and outstanding, respectively	127	—
Common stock, $0.001 per share par value; 100,000,000 shares authorized; 29,190,969 and 26,479,136 shares issued and outstanding, respectively	29,191	26,479
Additional paid-in capital	11,529,521	8,018,750
Accumulated other comprehensive loss	(1,883)	—
Accumulated deficit	(12,174,582)	(7,098,912)

Total stockholders’ equity (deficit)	(617,626)	946,317

Total liabilities and stockholders’ equity (deficit)	$2,184,868	$3,186,679

The accompanying notes are an integral part of these consolidated financial statements

GeM SOLUTIONS, INC.

(Formerly Stellar Technologies, Inc.)

Consolidated Statements of Operations

	Year Ended June 30, 2006 (Restated)	Year Ended June 30, 2005 (Restated)

Revenues	$870,964	$882,805

Expenses
Salaries and wages	1,711,397	1,440,542
Professional fees	873,735	1,318,309
Other general and administrative	1,307,172	1,300,322
Research, development and product support	763,426	193,853
Depreciation and amortization expense	175,337	164,401

Total expenses	4,831,067	4,417,427

Loss from operations	(3,960,103)	(3,534,622)

Other income (expense)
Loss on impairment of investment	(300,000)	—
Gain on derivative liability	471,721	7,424,852
Interest income	17,808	12,430
Interest expense	(1,305,096)	(316,201)

Total other income (expense)	(1,115,567)	7,121,081

Net income (loss)	(5,075,670)	3,586,459

Deemed dividend — beneficial conversion feature	(836,670)	—
Cumulative convertible preferred stock dividend requirements	(22,359)	—

Net income (loss) available to common stockholders	$(5,934,699)	$3,586,459

Basic and diluted income (loss) per common share	$(0.22)	$0.14

Basic and diluted weighted average common shares outstanding	26,766,795	26,392,136

The accompanying notes are an integral part of these consolidated financial statements

GeM SOLUTIONS, INC.

(Formerly Stellar Technologies, Inc.)

 Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2005 and June 30, 2006

	Preferred Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Paid-in Capital	Deferred Comp	Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2004			25,759,558	$25,760	$7,530,246	$(725,346)	$—	$(11,510,321)	$(4,679,661)
Prior period adjustment reclassify BCF to paid-in-capital					(824,950)		—	824,950	—

Shares issued for CompuSven acquisition			43,353	43	149,957			—	150,000

Conversion of convertible notes			601,155	601	1,502,287				1,502,888

Reclassification of unamortized debt discount to equity on note converted to common stock					(1,500,000)				(1,500,000)

Exercised warrants			22,500	23	(23)		—	—

Exercise Coleman Option			12,570	12	29,988				30,000

Fair value adjustment from elimination of derivatives—embedded conversion option			—	—	924,846				924,846

Fair value adjustment from elimination of derivatives—warrants					109,846				109,846

Modification of options				—	72,513		—	—	72,513

Amortization of warrants issued for advisory services			—	—		725,346	—	—	725,346

Shares issued for convertible note			40,000	40	24,040				24,080

Net income			—	—	—			3,586,459	3,586,459

Balance at June 30, 2005 (Restated)	—	—	26,479,136	$26,479	$8,018,750	$—	$—	$(7,098,912)	$946,317
Shares issued for waiver of debt covenants	—		211,833	212	92,995	—	—	—	93,207

Sale of Investment Units	—		2,500,000	2,500	736,935		—	—	739,435

Conversion of note and accrued interest to Series B Preferred Shares	47,205	47	—	—	708,008	—	—	—	708,055

Series B Preferred Shares issued for cash	80,001	80	—	—	1,009,670	—		—	1,009,750

Warrants issued in connection with sale of Series B Preferred Shares					190,250				190,250

Discount for BCF on Preferred Shares					836,670				836,670

Deemed Dividend on Preferred Shares					(836,670)				(836,670)

Placement fees for Series B Preferred Stock and related warrants					(96,000)				(96,000)

Warrant expense		—	—	—	241,059	—		—	241,059

Reclassification of unamortized debt discount to equity on note converted to Series B Preferred Stock	—	—	—	—	(724,080)		—	—	(724,080)

Fair value adjustment from elimination of derivatives—embedded conversion option	—		—	—	535,038	—	—	—	535,038

Fair value adjustment from elimination of derivatives—warrants	—	—	—	—	620,489	—	—	—	620,489

Warrants issued for note modification		—	—	—	196,407	—	—	—	196,407

Foreign currency translation							(1,883)		(1,883)

Net loss		—	—	—		—	—	(5,075,670)	(5,075,670)

Balance at June 30, 2006 (Restated)	127,206	$127	29,190,969	$29,191	$11,529,521	$—	$(1,883)	$(12,174,582)	$(617,626)

The accompanying notes are an integral part of these consolidated financial statements

GeM SOLUTIONS, INC.

(Formerly Stellar Technologies, Inc.)

Consolidated Statements of Cash Flows

	Year Ended June 30, 2006	Year Ended June 30, 2005 (Restated)
Cash flows from operating activities
Net loss	$(5,075,670)	$3,586,459
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities
Depreciation and amortization	175,337	164,401
Amortization of deferred advisory services	—	725,346
Amortization of debt discount	916,278	153,868
Amortization of debt issuance costs	39,500	141,502
Share based compensation	530,673	72,513
Bad debts	13,931	27,000
Impairment of investment	300,000	—
Gain on sale of property and equipment	—	(2,966)
Derivative gain	(471,721)	(7,424,852)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	87,961	(81,388)
Decrease (increase) in other current assets	32,303	(94,830)
Increase in other assets	(2,813)	(12,320)
Increase in accounts payable	341,153	36,374
Increase (decrease) in deferred revenues	(127,617)	62,475
Increase in deposits	138,000	—
Net cash used in operating activities	(3,102,685)	(2,646,418)

Cash flows provided by (used in) investing activities
Purchase of property and equipment	(83,823)	(64,164)
Proceeds from sale of property and equipment	—	12,500
Acquisition of CompuSven, net of cash acquired	—	(864,540)
Net cash used in investing activities	(83,823)	(916,204)

Cash flows from financing activities
Principal payments on capital
leases and short-term obligations	(5,023)	(64,037)
Proceeds from sales of preferred stock and warrants, net of offering costs	1,104,000	—
Proceeds from sales of common stock	950,000	30,000
Proceeds from issuance of convertible notes	700,000	1,584,000
Net cash provided by financing activities	2,748,977	1,549,963
Effect of exchange rate changes on cash	(1,883)	—

Net increase (decrease) in cash	(439,414)	(2,012,659)
Cash and cash equivalents, beginning of period	1,024,023	3,036,682
Cash and cash equivalents, end of period	$584,609	$1,024,023

Supplemental disclosure of cash flow information:
Interest paid	$187,871	$31,562
Income taxes	$—	$—
Non-cash Investing and Financing Activities:
Exchange of convertible note payable to Series B Preferred Stock	$708,055	$—
Conversion of convertible notes into common stock	$—	$1,502,287
Fair value of derivatives transferred to equity—embedded conversion feature	$535,038	$924,846
Fair value of derivatives transferred to equity—warrants	$596,409	$109,846
Reclassification of unamortized debt discount to equity	$724,080	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements

GeM SOLUTIONS, INC.

(Formerly Stellar Technologies, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS

Nature of Operations

GeM Solutions, Inc. and subsidiaries (collectively, “GeM”) provide Employee Internet Management (“EIM”) products and services that enable businesses to monitor, report, and manage how their employees use the Internet. GeM’s products and services give managers the ability to implement Internet access policies for different users and groups within their businesses, and support their efforts to improve employee productivity, conserve network bandwidth, and mitigate potential legal liability. GeM’s products also provide customers the ability to filter, block, archive and retrieve electronic communications.

GeM is also engaged in the development and selling of “E-Mail Shuttle,” migration software specifically designed to migrate, upgrade and provide coexistence and synchronization of data for its customers’ e-mail data. GeM also provides product support and maintenance for its software and consulting services for the installation of its products.

History

The Company, formerly International Travel CD’s, Inc. (“ILCD”), was formed on July 20, 2000, as a Colorado corporation. In January 2004, the Company consummated an agreement and plan of merger with Stellar Venture Partners, LLC (“Stellar LLC”). In connection with the merger, the Company changed its name to Stellar Technologies, Inc. (“Stellar”).

Stellar LLC was formed as a limited liability company under the laws of the state of Georgia on March 13, 2000. On July 14, 2004, Stellar purchased 100% of the common stock of CompuSven, Inc. (“CompuSven”) to obtain the E-Mail migration line of business and the systems design and development knowledge to assist Stellar in the design and development of its internet management monitoring and reporting systems. On November 21, 2005, Stellar formed a Canadian subsidiary, GeM Solutions (Canada), Inc. (“GeM Canada”), formerly STI Management Services LTD., for the purpose of conducting the operations of Stellar in Canada including, but not limited to sales, marketing, and development, as well as employee functions related to Canadian employees.

In October 2006, Stellar obtained shareholder approval to reincorporate from Colorado to Delaware, change its name from Stellar Technologies, Inc. to GeM Solutions, Inc., and increase its authorized shares of common stock to 175,000,000.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying financial statements have been presented on a consolidated basis and include all the accounts of GeM, CompuSven (see Note 5) and GeM Canada. GeM Canada is a wholly-owned Canadian subsidiary.

Consolidation

Affiliate entities in which GeM directly or indirectly owns more than 50% of the outstanding, voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company’s results of operations are reflected within GeM’s consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts have been reclassified from the previous year to conform to the 2006 presentation with no effect on reported earnings (loss).

Investment Accounted for under the Cost Method

Entities in which GeM directly or indirectly owns less than 20% of the outstanding voting interest are accounted for under the cost method of accounting. Under this method, income received from investees is reflected within GeM’s consolidated statement of operations as investment income or loss unless the amount of the dividends exceeds GeM’s proportionate share of the affiliates’ income. In that case, the excess amount would be considered a return of capital and be recorded as a reduction of the investment. GeM periodically reviews, at least annually, its investments for impairment.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. GeM considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Goodwill and Acquired Intangibles

GeM accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment. GeM has elected to perform its annual goodwill impairment test as of June 30, 2006. Other intangibles are amortized over their useful life on a straight-line basis.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, GeM reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. GeM assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Federal Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of any valuation allowances recorded against deferred tax assets, if GeM estimates that it is more likely than not that it will be unable to utilize those deferred tax benefits in future periods. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities.

Credit Risk

Financial instruments that potentially subject GeM to concentrations of credit risk consist principally of cash deposits at financial institutions and trade receivables. To mitigate these risks, GeM provides credit in the normal course of business and performs ongoing credit reviews of its customers while maintaining a provision for credit losses. Also, GeM places its cash deposits only with high credit quality institutions. At various times during the year, GeM may exceed the federally insured limits. Management believes the risk of loss of cash placed in these institutions is remote.

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

Derivative Financial Instruments

GeM does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. GeM has periodically entered into financing and equity instruments with certain provisions containing imbedded conversion features required to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, GeM uses the Cox-Ross-Rubenstein binomial option-pricing model (which produces results substantially the same as the Black-Scholes model) to value the derivative instruments.

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

SFAS No. 133, as amended, requires all derivatives to be recorded at each balance sheet at fair market value. These derivatives, including embedded derivatives in GeM’s structured borrowings, are separately valued and accounted for on GeM’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

With the assistance of a valuation consultant, GeM determines fair values of its derivatives using the Cox-Ross-Rubinstein binomial pricing model (which produces results substantially the same as the Black-Scholes model). This model is a series of Excel spreadsheets that calculate and summarize the accounting for the freestanding and embedded derivative instruments associated with various debt instruments and related warrants issued by Stellar. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and such estimates may impact net income.

The historic volatility of GeM’s common stock is considered a good estimate of the volatility to be expected over the (future) life of the conversion options and warrants. GeM uses, as a risk free interest rate, the U.S. Treasury bill “constant maturities” rates published by the Federal Reserve for a security with a maturity that approximates the estimated life of the derivative or security. GeM uses the closing market price of GeM’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor in Cox-Ross- Rubinstein has a significant effect on the resulting valuation of the derivative liabilities on GeM’s balance sheet. The volatility used was 80%. GeM’s volatility rate will likely change in the future. To the extent that GeM’s stock price increases or decreases, GeM’s derivative liability will also increase or decrease, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value on the balance sheet, with any changes in fair value recorded to results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of GeM’s warrants to purchase common stock and the embedded conversion feature of several of its financial instruments are accounted for as liabilities. The fair value of these warrants and conversion features are shown on GeM’s balance sheet and the unrealized changes in the values of these derivatives are shown in GeM’s consolidated statement of operations as “gain (loss) on derivative liabilities.” During the fourth quarter of 2006, GeM obtained modifications from the holders of certain financial instruments that eliminated the derivative liability classification and, accordingly, eliminated GeM’s derivative liabilities.

The EITF recently issued an exposure draft, EITF 06-07 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 06-07 presents alternative views on how an entity should recognize the change in the derivative liability when a previously bifurcated conversion option is no longer required to be bifurcated pursuant to FAS 133. GeM had embedded conversion options that initially required separate accounting as a derivative under FAS 133 that no longer met the conditions for separate accounting as a derivative at June 30, 2006 due to the amendment of the related instrument (see Note 10). It has chosen to adopt View A of EITF 06-07, which requires that the carrying value of the liability for the conversion option be reclassified to shareholder’s equity. The debt discount recorded at issuance will continue to be amortized over the remaining term of the instrument. If the EITF were to adopt a different view, GeM may have to change its policy and follow the EITF view.

Revenue Recognition

Revenue from the sale of migration software is recognized at the time the software is released to the customer. Revenue for consulting services is recognized as the service is performed. Revenue for product support or maintenance is recognized ratably over the life of the support or maintenance agreement. Accounts receivable represent the balances due from customers for products released and consulting services performed, as well as the full value of any support or maintenance agreements. As a result of billing support or maintenance agreement payments received in advance of services being performed, GeM has established a deferred income account representing amounts billed but not earned. Management estimates that such deferred revenues are fully collectible. Bad debts are charged to operations in the year in which the account is determined to be uncollectible.

Revenue from the sale of monitoring services is recognized ratably over the life of the monitoring service agreement. Accounts receivable represent balances due from customers for all billed but not collected Internet monitoring service agreements signed by the customer. As a result of billing monitoring service agreements in advance of services performed, GeM has established a deferred income account representing amounts billed but not earned. Bad debts are charged to operations in the year in which the account is determined to be uncollectible.

Accounts Receivable

GeM uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility. GeM does not require collateral on its receivables.

Advertising Costs

GeM charges costs of advertising to expense as incurred. Advertising costs were $223,439 and $171,287 for the years ended June 30, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation”. SFAS No.123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R became effective for small business issuers as of the beginning of the first interim or annual reporting period that began after December 15, 2005. Since January 1, 2006, GeM has recorded the fair value of transactions in which it obtains employee services in share-based payment transactions as expenses in the periods in which they occurred.

GeM does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on GeM’s results of operations, financial position or cash flow.

Stock-Based Compensation

In December 2005, GeM granted options to its officers and nine of its existing employees. In May, 2005, GeM granted stock options to an employee. In February, 2004, GeM granted options to its new President as part of his employment agreement and to five of its existing employees. Prior to January 1, 2006, GeM accounted for employee stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Consequently, no stock-based employee compensation cost was included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant.

Effective January 1, 2006, GeM adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”), using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

The following table illustrates the effect on net loss and earnings per share if GeM had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the years ended June 30, 2006 and 2005:

	Year Ended June 30, 2006 (Restated)	Year Ended June 30, 2005 (Restated)

Net loss to common stockholders, as reported	$(5,934,699)	$3,586,459

Add: Stock-based employee/director compensation included in reported net loss determined under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards, net of related tax effects	(25,450)	(622,768)

Pro forma net loss	$(5,960,149)	$2,963,691

Loss per share basic and diluted—as reported	$(0.22)	$0.14
Loss per share basic and diluted—pro forma	$(0.22)	$0.11

Shares used in basic and diluted loss per share
Amounts	26,766,795	26,392,136

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

	2006	2005
Risk free rate	4.46%	4.1%
Expected years until exercise	1.8	1.0
Expected stock volatility	85%	88%
Dividend yield	—	—

The weighted average grant-date fair value of options granted during 2006 and 2005 was $0.38 and $0.59 per share, respectively.

The terms of awards issued to employees state that awards are forfeited upon termination of employment with Stellar. In January 2005, GeM modified the terms of an award issued to a former employee such that the award continues after termination of employment. The award fully vested in 2005. As a result of this modification, GeM recorded expense totaling $72,513 in 2005 representing the fair value of the options on the date of modification.

NOTE 3 — RESTATEMENT

GeM has restated its 2006 and 2005 unaudited quarterly financial statements and the audited financial statements for the years ended June 30, 2006 and 2005.

On or about May 10, 2006, GeM concluded it was necessary to restate its financial results for the year ended June 30, 2005 and the 2006 and 2005 quarters to reflect additional non-operating gains and losses related to the classification of and accounting for (1) various warrants issued in 2003, 2004 and 2005, (2) the conversion features of GeM’s $1.6 million convertible note payable issued in April 2005 (“2005 Note”), and (3) to reclassify capitalized software costs previously included in property and equipment.  GeM had previously classified the value of the conversion features and warrants to purchase common stock as equity, where applicable. After further review, GeM has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should be reflected as derivative liabilities on GeM’s balance sheet. Changes in fair value of these instruments are reflected as non-operating gains/losses in GeM’s statement of operations. At the date of conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified to equity.

GeM has previously restated the unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2005 and the three and six months ended December 31, 2004 to a) correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven, b) amortize the deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement over the vesting period rather than the term of the consulting agreement, and c) account for the modification of terms related to options granted to a former employee.

During the first quarter of fiscal 2007, GeM concluded it was necessary  to restate its financial statements for the years ended June 30, 2006 and 2005 and its unaudited quarterly financial statements during those fiscal years to (1) reclassify capitalized software costs previously recorded as property and equipment to other assets (intangibles) in accordance with SFAS 86, (2) reclassify its 2004 beneficial conversion feature on the Series A Preferred Stock previously recorded against accumulated deficit to properly record it to additional paid-in-capital, (3) recognize the $0.001 par value of its Series B Preferred Shares by reclassifying $1,463,735, the amount in excess of the preferred shares’ par value, to additional paid-in capital, and (4) recognize the beneficial conversion feature related to the issuance of Series B Preferred Stock in the fourth quarter of fiscal 2006.

The following schedules reflect all adjustments described above to the amounts originally reported by GeM.

The following tables summarize the restatement adjustments for each of the periods:

	For the year ended June 30, 2006				For the year ended June 30, 2005
	As Originally Reported	Adjustments		Restated	As Originally Reported	Adjustments		Restated
Consolidated Statement of Operations

Revenues	$870,964	$—		$870,964	$882,805	$—		$882,805

Expenses	—
Salaries and Wages	1,711,397	—		1,711,397	—	1,440,542	(c)	1,440,542
Professional fees	873,735	—		873,735	1,985,595	(667,286	)(a)	1,318,309

Other general and administrative	1,307,172	—		1,307,172	2,740,864	(1,440,542	)(c)	1,300,322

Research, development and product support	763,426	—		763,426	193,853	—		193,853

Depreciation and amortization expense	175,337	—		175,337	164,401	—		164,401

Total expenses	4,831,067	—		4,831,067	5,084,713	(667,286)		4,417,427

Loss from operations	(3,960,103)	—		(3,960,103)	(4,201,908)	667,286		(3,534,622)

Other income (expense)
Gain on derivative liability	471,721	—		471,721	—	7,424,852	(d)	7,424,852
Impairment loss on investment	(300,000)	—		(300,000)	—	—		—
Interest income	17,808	—		17,808	12,430	—		12,430
Interest expense	(1,305,096)	—		(1,305,096)	(1,837,171)	1,520,970	(d)	(316,201)

Total other income (expense)	(1,115,567)	—		(1,115,567)	(1,824,741)	8,945,822		7,121,081

Net income (loss)	$(5,075,670)	$—		$(5,075,670)	$(6,026,649)	$9,613,108		$3,586,459

Deemed dividend—beneficial conversion feature	—	(836,670	)(b)	(836,670)	—	—		—

Cumulative convertible preferred stock dividend requirements	(22,359)	—		(22,359)	—	—

Net income (loss) available to common stockholders	$(5,098,029)	$(836,670)		$(5,934,699)	$(6,026,649)	$9,613,108		3,586,459

Basic net income (loss) per common share	$(0.19)			$(0.22)	$(0.23)			$0.14

Weighted average common shares outstanding—basic	26,766,795			26,766,795	26,392,136			26,392,136

(a)             To reclassify salaries and wages previously included in other general and administrative

(b)            To recognize the beneficial conversion feature related to issuance of Series B Preferred shares

(c)             To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement

(d)            To record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.6 million convertible notes

The impact of the adjustments to the June 30, 2006 and 2005 balance sheets are summarized below:

	For the Year Ended June 30, 2006				For the Year Ended June 30, 2005
	As Originally Reported	Adjustment		Restated	As Originally Reported	Adjustment		Restated

Current assets
Cash	$584,609	$—		$584,609	$1,024,023	$—		$1,024,023
Accounts receivable, net	173,495	—		173,495	275,387	—		275,387
Deposits	—	—		—	—	—		—
Debt issuance cost, net	—	—		—	93,555	(54,055	)(d)	39,500
Prepaid expenses and other assets	35,842	—		35,842	68,146	—		68,146
Total current assets	793,946	—		793,946	1,461,111	—		1,407,056

Property and equipment, net	312,047	(176,013	)(a)	136,034	326,881	(228,726	)(a)	98,155
Investment—cost method	100,000	—		100,000	400,000	—		400,000
Goodwill	863,907	—		863,907	863,907	—		863,907
Intangible assets, net	99,835	176,013	(a)	275,848	176,515	228,726	(a)	405,241
Other assets	15,133	—		15,133	12,320	—		12,320
	$2,184,868	$—		$2,184,868	$3,240,734	$(54,055)		$3,186,679

Current liabilities
Accounts payable and accrued expenses	$792,153	$—		$792,153	$451,001	$—		$451,001
Current portion of obligations under capital leases	1,580	—		1,580	4,652	—		4,652
$1.6 million convertible notes payable, net of unamortized discount	1,600,000	—		1,600,000	1,060,288	(400,646	)(e)	659,642
Deposits	138,000	—		138,000	—	—		—
Derivative liabilities	—	—		—	—	724,738	(f)	724,738
Deferred revenues	239,898	—		239,898	323,476	—		323,476
Total current liabilities	2,771,631	—		2,771,631	1,839,417	324,092		2,163,509

Deferred revenues	30,863	—		30,863	74,902	—		74,902
Obligations under capital leases, net of current portion	—	—		—	1,951	—		1,951
Total liabilities	2,802,494	—		2,802,494	1,916,270	324,092		2,240,362

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value 10,000,000 authorized shares	1,463,862	(1,463,735	)(b)	127	—	—		—
Common stock	29,191	—		29,191	26,480	(1)		26,479
Additional paid-in capital	10,890,736	638,785	(b,c)	11,529,521	13,872,157	(5,853,407	)(g)	8,018,750
Accumulated other comprehensive loss	(1,883)	—		(1,883)	—	—		—
Accumulated deficit	(12,999,532)	824,950	(c)	(12,174,582)	(12,574,173)	5,475,261	(h)	(7,098,912)
Total stockholders’ equity (deficit)	(617,626)	—		(617,626)	1,324,464	(378,147)		(946,317)
	$2,184,868	$—		$2,184,868	$3,240,734	$(54,055)		$3,168,679

(a)  To reclassify software assets, net of accumulated amortization, from property and equipment to intangible assets.

(b)  To reclassify Series B Stock issued, $.001 par value, previously recorded at no par value.

(c)  To reclassify 2004 Beneficial Conversion Feature (BCF) on Series A Preferred Stock to APIC previously recorded to accumulated deficit.

(d)  To reclassify debt issuance cost as a debt discount on the $1.6 million convertible notes

(e)  To adjust the unamortized discount on the $1.6 million convertible notes.

(f)  To record the fair value of the warrants and embedded conversion features.

(g)  To adjust additional paid-in capital for the impact of the derivative liabilities and beneficial conversion features.

(h)  To reflect the change in net income associated with the change in fair value of the derivative liability.

	For the Three Months Ended March 31, 2006 (Unaudited)			For the Three Months Ended March 31, 2005 (Unaudited)
	As Originally Reported	Adjustments	Restated	As Originally Reported	Adjustments		Restated
Consolidated Statement of Operations
Revenues	$181,687	$—	$181,687	$197,879	$—		$197,879

Expenses
Depreciation and amortization expense	44,152	—	44,152	15,718	25,389	(a)	41,107
General and administrative	774,757	—	774,757	700,990	72,514	(b)	773,504
Professional fees	207,472	—	207,472	142,087	(62,172	)(c)	79,915
Research, development and product support	247,540	—	247,540	13,478	—		13,478
Total expenses	1,273,921	—	1,273,921	872,273	35,731		908,004

Loss from operations	(1,092,234)	—	(1,092,234)	(674,394)	(35,731)		(710,125)

Other income (expense)
Gain (loss) on derivative liabilities	(254,841)	—	(254,841)	—	2,398,411	(d)	2,398,411
Interest income	—	—	—	1,430	—		1,430
Interest expense	(391,694)	—	(391,694)	—	—		—

Total other income (expense)	(646,535)	—	(646,535)	1,430	2,398,411		2,399,841

Net income (loss)	$(1,738,769)	$—	$(1,738,769)	$(672,964)	$2,362,680		$1,689,716

Basic net income (loss) per common share	$(0.06)		$(0.06)	$(0.03)			$0.06

Weighted average common shares outstanding—basic	29,190,969		29,190,969	26,439,136			26,439,136

(a)    To adjust the amortization of certain identifiable intangible assets associated with the purchase of CompuSven, Inc.

(b)    To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement.

(c)    To account for the modification of terms related to options granted to a former employee.

(d)    To record the change in fair value of warrants determined to be derivative liabilities.

	For the Nine Months Ended March 31, 2006 (Unaudited)				For the Nine Months Ended March 31, 2005 (Unaudited)
	As Originally Reported	Adjustments		Restated	As Originally Reported	Adjustments		Restated
Consolidated Statement of Operations
Revenues	$702,155	$—		$702,155	$650,226	$—		$650,226

Expenses
Depreciation and amortization expense	129,653	—		129,653	46,205	72,022	(c)	118,227
General and administrative	1,958,111			1,958,111	1,923,776	72,513	(e)	1,996,289
Professional fees	742,423	(50,000	)(a)	692,423	558,821	538,830	(d)	1,097,651
Research, development and product support	458,003	—		458,003	165,994	—		165,994

Total expenses	3,288,190	(50,000)		3,238,190	2,694,796	683,365		3,378,161

Loss from operations	(2,586,035)	50,000		(2,536,035)	(2,044,570)	(683,365)		(2,727,935)

Other income (expense)
Gain / (loss) on derivative liabilities	370,814	—		370,814	—	6,257,502	(f)	6,257,502

Interest expense	(1,009,865)	(92,216	)(b)	(1,102,081)	(1,553,066)	1,449,415	(f)	(103,651)

Total other income (expense)	(639,051)	(92,216)		(731,267)	(1,553,066)	7,706,917		6,153,851

Net income (loss)	$(3,225,086)	$(42,216)		$(3,267,302)	$(3,597,636)	$7,023,552		$3,425,916

Basic net income (loss) per common share	$(0.12)			$(0.12)	$(0.14)			$0.13

Weighted average common shares outstanding—basic	27,884,409			27,884,409	26,439,136			26,439,136

a)     To reclass placement fees related to $1 million offering in November 2005; netted against proceeds.

b)     To reclass issuance of common stock previously charged to interest expense.

c)     To adjust the amortization of certain identifiable intangible assets associated with the purchase of CompuSven, Inc.

d)     To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement.

e)     To account for the modification of terms related to options granted to a former employee.

f)      To record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.5 million notes.

The impact of the adjustments to the March 31, 2006 and 2005 balance sheets are summarized below:

	March 31, 2006 (Unaudited)				March 31, 2005 (Unaudited)
	As Originally Reported	Adjustment		Restated	As Originally Reported	Adjustment		Restated
Current assets
Cash	$566,178	$—		$566,178	$258,740	$—		$258,740
Accounts receivable, net	108,416	—		108,416	167,241	—		167,241
Deposits	—	—		—	64,107	—		64,107
Debt issuance cost, net	—	—		—	—	—		—
Prepaid expenses and other Assets	13,621	—		13,621	3,660	—		3,660
Total current assets	688,215	—		688,215	493,748	—		493,748

Property and equipment, net	319,765	(187,007	)(a)	132,758	108,884	(14,290)	(a,e)	94,594
Cost based investment	400,000	—		400,000	400,000	—		400,000
Goodwill	863,907	—		863,907	1,238,907	(375,000	)(e)	863,907
Intangible assets, net	119,005	187,007		306,012	124,457	317,268	(a,e)	441,725
Other assets	16,648	—		16,648	—	—		—

	$2,407,540	$—		$2,407,540	$2,365,996	$(72,022)		$2,293,974

Current liabilities
Accounts payable and accrued expenses	$730,402	$—		$730,402	$334,344	$—		$334,344
Current portion of obligations under capital leases	2,751	—		2,751	4,420	—		4,420
$1.6 million convertible notes payable, net of unamortized discount	1,474,236	—		1,474,236	—	—		—
Other convertible notes payable	1,060	—		1,060	—	—		—
Derivative liabilities	1,340,083	—		1,340,083	—	821,941	(d)	821,941
Deferred revenues	230,331	—		230,331	323,687	—		323,687

Total current liabilities	3,778,863	—		3,778,863	662,451	821,941		1,484,392

Deferred revenues	19,489			19,489	44,634	—		44,634
Obligations under capital leases, net of current portion	—	—		—	3,254	—		3,254

Total liabilities	3,798,352	—		3,798,352	710,339	821,941		1,532,280

Commitments and contingencies

Stockholders’ equity (deficit) Preferred stock, $0.001 par value 10,000,000 authorized shares	—	—		—	—	—		—
Common stock	29,191	—		29,191	26,440	—		26,440
Additional paid-in capital	9,728,944	(782,733	)(b)	8,946,211	12,313,207	(4,318,498	)(b)	7,994,709
Deferred compensation	—	—		—	(538,830)	538,830	(f)	—
Accumulated deficit	(11,148,947)	782,733	(c)	(10,366,214)	(10,145,160)	2,885,705	(c,f)	(7,259,455)
Total stockholders’ equity (deficit)	(1,390,812)	—		(1,390,812)	1,655,657	(893,963)		761,694
	$2,407,540	$—		$2,407,540	$2,365,996	$(72,022)		$2,293,974

(a)    To reclassify software assets from property and equipment to intangible assets.

(b)    To adjust additional paid-in capital for the impact of the derivative liabilities and beneficial conversion features.

(c)    To reflect the change in net income associated with the change in fair value of the derivative liabilities.

(d)    To record the fair value of the warrant and embedded conversion features

(e)    To correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven.

(f)     To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement.

	For the Three Months Ended December 31, 2005 (Unaudited)				For the Three Months Ended December 31, 2004 (Unaudited)
	As Originally Reported	Adjustments		Restated	As Originally Reported	Adjustments		Restated
Consolidated Statement of Operations
Revenues	$319,956	$—		$319,956	$254,366	$—		$254,366

Expenses
Depreciation and amortization expense	42,984	—		42,984	14,594	25,420	(e)	40,014
General and administrative	587,751	—		587,751	633,267	8,953		642,220
Professional fees	608,876	(287,051	)(a)	321,825	195,538	300,580	(a)	496,118
Research, development and product support	183,263	—		183,263	117,937	(9,032)		108,905

Total expenses	1,422,874	(287,051)		1,135,823	961,336	325,921		1,287,257

Loss from operations	(1,102,918)	287,051		(815,867)	(706,970)	(325,921)		(1,032,891)

Other income (expense)
Interest income	6,298	—		6,298	3,541	—		3,541
Derivative gain	—	709,526	(b)	709,526	—	1,661,465	(b)	1,661,465
Interest expense	(388,029)	(20,929	)(c)(d)	(408,958)	—	—		—

Total other income (expense)	(381,731)	688,597		306,866	3,541	1,661,465		1,665,006

Net loss	$(1,484,649)	$975,648		$(509,001)	$(703,429)	$1,335,544		$632,115

Basic net income (loss) per common share	$(0.05)			$(0.02)	$(0.03)			$0.02

Weighted average common shares outstanding—basic	28,012,922			28,012,922	26,406,935			26,406,935

(a)    To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement.

(b)    To record the change in fair value of warrants and embedded conversion feature determined to be derivative liabilities.

(c)    To record amortization of debt discount to interest expense.

(d)    To record issuance of common stock previously charged to interest expense

(e)    To correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven.

	For the Six Months Ended December 31, 2005 (Unaudited)				For the Six Months Ended December 31, 2004 (Unaudited)
	As Originally Reported	Adjustments		Restated	As Originally Reported	Adjustments		Restated
Consolidated Statement of Operations
Revenues	$520,468	$—		$520,468	$452,347	$—		$452,347

Expenses
Depreciation and amortization expense	85,501	—		85,501	30,487	46,603	(d)	77,090
General and administrative	1,183,454			1,183,454	1,222,786			1,222,786
Professional fees	790,020	(332,569)	(a)	457,451	416,734	601,002	(a)	1,017,736
Research, development and product support	210,463	—		210,463	152,516	—		152,516

Total expenses	2,269,438	(332,569)		1,936,869	1,822,523	647,605		2,470,128

Loss from operations	(1,748,970)	332,569		(1,416,401)	(1,370,176)	(647,605)		(2,017,781)

Other income (expense)
Interest income	10,292	—		10,292	5,910	—		5,910
Derivative expense	—	550,059	(b)	550,059	—	3,859,061	(b)	3,859,061
Interest expense	(616,328)	(56,155	)(b,c)	(672,483)	(1,560,405)	1,449,415	(b)	(110,990)

Total other income (expense)	(606,036)	493,904		(112,132)	(1,554,495)	5,308,476		3,753,981

Net income (loss)	$(2,355,006)	$826,473		$(1,528,533)	$(2,924,671)	$4,660,871		$1,736,200

Basic net income (loss) per common share	$(0.09)			$(0.06)	$(0.11)			$0.07

Weighted average common shares outstanding—basic	27,241,838			27,241,838	26,359,081			26,359,081

a)      To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement.

b)     To record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.5 million notes.

c)      To reclass issuance of common stock previously charged to interest expense.

d)     To correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven.

The impact of the adjustments on the December 31, 2004 and 2005 balance sheets are summarized below:

	December 31, 2005 (Unaudited)				December 31, 2004 (Unaudited)
	As Originally Reported	Adjustment		Restated	As Originally Reported	Adjustment		Restated
Current assets
Cash	$698,427	$—		$698,427	$937,869	$—		$937,869
Accounts receivable, net	195,306	—		195,306	190,745	—		190,745
Deposits	—	—		—	73,308	—		73,308
Debt issuance cost, net	25,769	—		25,769	—	—		—
Prepaid expenses and other assets	2,862	—		2,862	12,893	—		12,893
Total current assets	922,364	—		922,364	1,214,815	—		1,214,815

Property and equipment, net	307,808	(199,924)	(e)	107,884	78,468	(7,225)	(e,f)	71,243
Investment—cost based	400,000	—		400,000	400,000	—		400,000
Goodwill	863,907	—		863,907	1,238,907	(375,000)	(f)	863,907
Intangible assets, net	138,175	199,924		338,099	131,708	335,622	(e,f)	467,330

Other assets	16,648	—		16,648	—	—		—
	$2,648,902	$—		$2,648,902	$3,063,898	$(46,603)		$3,017,295

Current liabilities
Accounts payable and accrued expenses	$587,735	$—		$587,735	$386,541	$—		$386,541
Current portion of obligations under capital leases	4,353			4,353	4,088	—		4,088
$1.6 million convertible notes payable, net of unamortized discount	1,325,405	(222,775)	(a)	1,102,630	—	—		—
Derivative liabilities	—	385,242	(b)	385,242	—	3,220,382	(b)	3,220,382
Deferred revenues	289,612			289,612	359,185	—		359,185

Total current liabilities	2,207,105	162,467		2,369,572	749,814	3,220,382		3,970,196

Deferred revenues	28,904			28,904	43,011	—		43,011
Obligations under capital leases, net of current portion	—	—		—	4,623	—		4,623

Total liabilities	2,236,009	162,467		2,398,476	797,448	3,220,382		4,017,830

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 authorized shares	—	—		—	—	—		—
Common stock	29,191			29,191	26,440	—		26,440
Additional paid-in capital	15,312,881	(6,464,201)	(c)	8,848,680	12,313,207	(4,391,011)	(c)	7,922,196
Deferred Compensation	—	—		—	(601,002)	601,002	(g)	—
Accumulated deficit	(14,929,179)	6,301,734	(d)	(8,627,445)	(9,472,195)	523,024	(d,g)	(8,949,171)
Total stockholders’ equity (deficit)	412,893	(162,467)		250,426	2,266,450	(3,266,985)		(1,000,535)

	$2,648,902	$—		$2,648,902	$3,063,898	$(46,603)		$3,017,295

a)               To adjust the unamortized discount on the $1.6 million notes.

b)              To record the fair value of the warrant and embedded conversion features

c)               To adjust additional paid-in-capital for the impact of the derivative liabilities and beneficial conversion features

d)              To reflect the change in net income associated with the change in fair value of the derivative liabilities.

e)               To reclassify software assets from property and equipment to intangible assets.

f)                To correct the valuation of certain identifiable intangible assets associated with the purchase of CompuSven.

g)               To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement.

	For the Three Months Ended September 30, 2005 (Unaudited)				For the Three Months Ended September 30, 2004 (Unaudited)
	As Originally Reported	Adjustments		Restated	As Originally Reported	Adjustments		Restated
Consolidated Statement of Operations
Revenues	$200,512	$—		$200,512	$197,981	$—		$197,981

Expenses
Depreciation and amortization expense	42,517	—		42,517	15,893	21,183	(e)	37,076
General and administrative	595,703	—		595,703	589,519	(8,953	)(e)	580,566
Professional fees	181,144	(45,518)	(a)	135,626	221,196	300,422	(e,a)	521,618
Research, development, and production	27,200	—		27,200	34,579	9,032	(e)	43,611
Total expenses	846,564	(45,518)		801,046	861,187	321,684		1,182,871

Loss from operations	(646,052)	45,518		(600,534)	(663,206)	(321,684)		(984,890)

Other income (expense)
Interest income	3,994	—		3,994	2,369	—		2,369
Derivative gain (loss)	—	(159,467	)(b)	(159,467)	—	2,197,596	(c)	2,197,596
Interest expense	(228,299)	(35,226	)(b)	(263,525)	(1,560,405)	1,449,415	(d)	(110,990)

Total other expense	(224,305)	(194,693)		(418,998)	(1,558,036)	3,647,011		2,088,975

Net loss	$(870,357)	$(149,175)		$(1,019,532)	$(2,221,242)	$3,325,327		$1,104,085

Basic net loss per common share	$(0.03)			$(0.04)	$(0.08)			$0.04

Weighted average common shares outstanding—basic	26,479,136			26,479,136	26,311,230			26,311,230

(a)    To adjust the amortization of deferred compensation related to non-forfeitable warrants issued to a non-employee under a three-year consulting agreement

(b)    To record the change in fair value of warrants determined to be derivative liabilities and to adjust the amortization of interest expense on the $1.5 million notes

(c)    To record the change in fair value of warrants determined to be derivative liabilities.

(d)    To record amortization of debt discount to interest expense.

(e)    To adjust the amortization of certain identifiable intangible assets associated with the purchase of CompuSven, Inc.

The impact of the adjustments on the September 30, 2006 and 2005 balance sheets are summarized below:

	September 30, 2005 (Unaudited)				September 30, 2004 (Unaudited)
	As Originally Reported	Adjustment		Restated	As Originally Reported	Adjustment	Restated
Current assets
Cash	$307,569	$—		$307,569	$1,646,542	$—	$1,646,542
Accounts receivable, net	267,822	—		267,822	214,232	—	214,232
Deposits	49,500	—		49,500	13,386	—	13,386
Debt issuance cost, net	51,537	(36,037	)(a)	15,500	—	—	—
Prepaid expenses and other assets	4,579	—		4,579	15,725	—	15,725

Total current assets	681,007	(36,037)		644,970	1,889,885	—	1,889,885

Property and equipment, net	310,332	(213,985)		96,347	80,694	(21,183)	59,511
Investment—cost method	400,000	—		400,000	400,000	—	400,000
Goodwill	863,907	—		863,907	1,238,907	—	1,238,907
Intangible assets, net	157,345	213,985		371,330	138,958	—	138,958
Other assets	16,648	—		16,648	—	—

	$2,429,239	$(36,037)		$2,393,202	$3,748,444	$(21,183)	$3,727,261

Current liabilities
Accounts payable and accrued expenses	$342,280	$—		$342,280	$459,458	$—	$459,458
Current portion of obligations under capital leases	4,652	—		4,652	4,088	—	4,088
$1.6 million convertible notes payable, net of unamortized discount	1,240,192	(392,919	)(b)	847,273	—	—	—
Derivative liabilities	—	884,204	(c)	884,204	—	4,900,280	4,900,280
Deferred revenues	332,783	—		332,783	357,335	—	357,335

Total current liabilities	1,919,907	491,285		2,411,192	820,881	4,900,280	5,721,161

Deferred revenues	53,274	—		53,274	44,229	—	44,229
Obligations under capital leases, net of current portion	1,951	—		1,951	5,628	—	5,628

Total liabilities	1,975,132	491,285		2,466,417	870,738	4,900,280	5,771,018

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 authorized shares	—	—		—	—	—	—
Common stock	26,480	(1)		26,479	26,427	—	26,427
Additional paid-in capital	13,872,157	(5,853,407)	(d)	8,018,750	12,283,219	(4,409,444)	7,873,775
Deferred Compensation	—	—		—	(663,174)	300,501	(362,673)
Accumulated deficit	(13,444,530)	5,326,086	(e)	(8,118,444)	(8,768,766)	(812,520)	(9,581,286)
Total stockholders’ equity (deficit)	454,107	(527,322)		(73,215)	2,877,706	(4,921,463)	(2,043,757)

	$2,429,239	$(36,037)		$2,393,202	$3,748,444	$(21,183)	$3,727,261

(a)    To reclassify debt issuance cost as a debt discount on the $1.6 million convertible notes

(b)    To adjust the unamortized discount on the $1.6 million notes.

(c)    To record the fair value of the warrants and embedded conversion features

(d)    To adjust additional paid-in capital for the impact of the derivative liabilities and beneficial conversion features.

NOTE 4 — GOING CONCERN

The accompanying financial statements have been prepared assuming that GeM will continue as a going concern. As shown in the accompanying financial statements, GeM has suffered recurring losses from operations and has a working capital deficit of $1,990,000. These conditions raise substantial doubt as to GeM’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if GeM is unable to continue as a going concern. Management’s plans in regard to these matters are described below.

GeM has experienced recurring losses from operations and has relied on proceeds from the sale of equity securities and the issuance of convertible notes to fund its operations. GeM intends to seek additional working capital through borrowings and the issuance of equity securities. Although in the past GeM has been able to obtain working capital through borrowings and the issuance of equity securities, there can be no assurances that it will succeed in its efforts, which creates a doubt about GeM’s ability to continue as a going concern. Subsequent to June 30, 2006, GeM has raised an additional $1.13 million through the issuance of Series B Convertible Preferred Stock. See Note 19.

NOTE 5 — PURCHASE OF COMPUSVEN, INC.

On July 14, 2004, GeM purchased 100% of the common stock of CompuSven, Inc. (“CompuSven). The primary reasons for this acquisition was to obtain the E-Mail migration line of business and the systems design and development knowledge to assist GeM in the design and development of its internet management monitoring and reporting systems. The purchase price of the CompuSven common stock was $869,379 paid in cash plus a total of 43,353 shares of GeM common stock valued at $150,000. Transaction costs associated with the acquisition totaled $17,219.

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$101,663
Property and equipment	284,293
Goodwill	863,906
Intangible assets	250,000
Other assets	3,500

Total Assets	1,503,362

Current liabilities	460,245
Long-term deferred revenue	6,519

Total Liabilities	466,764

Total purchase price	$1,036,598

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The amount assigned to intangible assets represents customer relationships and employment contracts, and was based on an independent appraisal. The intangible assets will be amortized on a straight-line basis over periods ranging 3 to 5 years. See Note 7.

The $863,906 of goodwill was assigned to the E-Mail migration segment. No amount of this goodwill is expected to be deductible for tax purposes.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	June 30, 2006	June 30, 2005
		(Restated)	(Restated)
Computer equipment	5	$117,845	$49,138
Furniture, fixtures and equipment	5 – 7	84,442	76,391
Leasehold improvements	5	14,150	13,325
Capital leases—equipment	5	13,090	13,088

		229,527	151,942
Less: accumulated depreciation		(93,493)	(53,787)

		$136,034	$98,155

Depreciation expense, which includes property under capital leases, was $38,712 and $35,438 for the years ended June 30, 2006 and 2005, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

GeM has the following intangibles at June 30, 2006 and 2005.

2006	Cost	Accumulated amortization

Goodwill	$863,906	$—
Employment contract	200,000	$(130,566)
Customer relationships	50,000	(19,599)
Software	363,360	(187,347)

Total	$1,477,266	$(337,512)

2005	Cost	Accumulated amortization

Goodwill	$863,906	$—
Employment contract	200,000	$(63,894)
Customer relationships	50,000	(9,591)
Software	357,661	(128,935)

Total	$1,471,567	$(202,420)

The weighted average amortization period for amortizable intangible assets is 4 years.  Amortization expense for the years ended June 30, 2006 and 2005 was $136,625 and $128,963, respectively.

GeM periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. SFAS No. 142,  Goodwill and Other Intangible Assets,  requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. In GeM’s case, the first step of the analysis indicated the fair value of CompuSven exceeded its carrying amount and therefore, goodwill of CompuSven is not considered impaired at June 30, 2006.

NOTE 8 — INVESTMENT IN SYNERGY

In July 2001, GeM purchased a 10% interest in Synergy Networks, Inc. (“SNI”) for $400,000 which is accounted for under the cost method. In 2006, GeM performed an internal analysis of the estimated value of its investment in SNI and determined that an impairment should be recorded to reflect GeM’s assessment of realizability of the investment. GeM does not expect to receive income from this investment in the near future, if ever, and determined that a limited market currently exists for the minority interest held in SNI. Based on these factors, GeM determined that the investment was impaired. A loss on impairment of $300,000 has been recorded as expense in the fourth quarter of 2006.

NOTE 9 — INCOME TAXES

GeM uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, GeM has incurred net losses and, therefore, had no tax liability. Realization of the benefits of the deferred tax assets generated by the loss carry-forward will require that GeM generate future taxable income. There can be no assurance that GeM will generate any taxable income in future years. Therefore, GeM has established a valuation allowance for the full amount of the deferred tax assets at June 30, 2006. The cumulative net operating loss carry-forward is approximately $10,300,000 at June 30, 2006, and will expire in the years 2022 through 2026. The components of deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows:

	2006	2005
Deferred tax asset:

Federal and state deferred tax benefit arising from net operating loss carryforward	$3,605,000	$1,314,000

Less: valuation allowance	(3,605,000)	(1,314,000)

Net deferred tax asset	$—	$—

NOTE 10 — CAPITAL LEASE OBLIGATIONS

GeM periodically enters into capital leases, primarily for office equipment. The following is a schedule by year of future minimum lease payments required to be paid by GeM under capital lease obligations together with the present value of the net minimum lease payments as of June 30, 2006:

Total minimum lease payments—2006	$1,629

Less amount representing interest	(49)

Present value of net minimum lease payments	1,580

Less current portion	(1,580)

Non-current portion	$0

NOTE 11 — CONVERTIBLE NOTES PAYABLE

$1.5 million Convertible Notes—In June 2004, the Company raised gross proceeds of $1,500,000 through the issuance of Convertible Promissory Notes (the “ $1.5 million Notes”) plus two series of detachable warrants, Series A and B, to acquire 2,400,000 shares of common stock. The $1.5 million Notes accrued interest at a rate of 1.98% per annum, payable monthly, and had an original maturity date of June 7, 2005. The $1.5 million Notes were convertible, at an initial conversion price of $2.50, into 600,000 shares of common stock. The $1.5 million Notes included a provision requiring GeM to file a registration statement with the Securities and Exchange

Commission (“SEC”) covering the public resale of the shares underlying the $1.5 million Notes and warrants. The $1.5 million Notes automatically converted into common stock upon the effective date of such registration statement. Each A and B Warrant is exercisable into one share of common stock at a modified exercise price each of $1.00 per share. The exercise prices of the A and B Warrants are subject to downward adjustment in the event that the Company issues shares of common stock or securities that are convertible into shares of common stock at a purchase or conversion price less than the exercise price of the warrants. The Series A Warrants expired October 12, 2005. The Series B Warrants have an expiration date of June 7, 2009. In July 2004, upon the SEC declaring GeM’s registration statement effective, the $1.5 million Notes and accrued interest automatically converted into 601,155 shares of common stock.

In connection with the $1.5 million Notes, GeM paid commissions of $120,000 to Founders Equity Securities, Inc. which was recorded to debt issuance costs. Upon the registration statement being declared effective by the SEC, the unamortized balance of $110,000 was immediately expensed to interest expense.

$1.6 million Convertible Note—In April 2005 GeM issued a $1.6 million convertible note (the “Trident Note”) and detachable warrants to purchase 450,000 shares of common stock to Trident Growth Fund, L.P. (“Trident”) .. The warrants had an exercise price of $1.00 per share and an expiration date of five years after the issue date. The Trident Note accrued interest at the rate of 12% per annum paid monthly in arrears and was due the earlier of (i) April 30, 2006 (ii) the next public offering of securities of GeM for its own account or (iii) a change in management control of Stellar. The Trident Note was secured by substantially all of GeM’s assets.

GeM paid a 1.0% origination fee of $16,000; $60,000 for a six month non-exclusive investment services agreement with an affiliate of Trident; and issued 100,000 warrants to an advisor in connection with the debt valued at $72,074. These costs were recorded as debt issuance costs and are being amortized over the life of the Trident Note, or six months in the case of the investment services agreement. GeM also issued 40,000 shares of common stock and warrants to purchase 100,000 shares of common stock to Trident. The proceeds were allocated among the warrants, the embedded conversion option, and the common stock, with the remainder to the host instrument.

At the option of Trident, it may elect to receive shares of common stock instead of cash payments for interest due under the Trident Note and may convert the principal due into shares of common stock at a conversion price of $1.00 per share subject to certain anti-dilution adjustments. In addition, the Trident Note includes a provision requiring GeM to file a registration statement with the SEC to cover the public sale of shares that have been or may be issued under the Trident Note or warrants.

The Trident Note contained certain financial covenants with which GeM was required to comply. These covenants included a requirement to maintain adequate cash flow and a current ratio of not less than 1.5 to 1. Beginning in October 2005, GeM was not in compliance with any of the financial covenants included in the Trident Note, which constituted an event of default.

On November 4, 2005, Trident waived compliance with all financial covenants contained in the Trident Note for a period of 180 days. In consideration for the waiver, GeM issued 211,833 shares of common stock and a warrant to purchase an additional 250,000 shares of common stock at an exercise price of $0.40 per share. Interest expense of $93,207, which equals the fair market value of the common stock at the time of issuance, was recognized and the related warrants were accounted for as derivative instruments under SFAS No. 133 and were valued at $210,565 at the time of grant.

The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,616,000 became due and payable on April 30, 2006. Effective May 1, 2006, GeM entered into an agreement with Trident to: (i) extend the maturity date of the Trident Note until the earlier of April 30, 2007 or the receipt of $5,000,000 of gross proceeds from the sale of convertible debt or equity securities after May 19, 2006; (ii) eliminate all financial covenants; (iii) eliminate certain negative covenants; and (iv) eliminate the anti-dilution adjustment for issuances of shares at prices below the conversion price of the Trident Note. The Trident Note continues to accrue interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, remains secured by substantially all of GeM’s assets, and is redeemable, in whole or in part, at GeM’s option at 100% of the principal amount. Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date. The Trident Note is convertible in whole or in part at the option of Trident into shares of common stock at a conversion price of $0.40 per share.

In consideration for the foregoing extension, amendments to certain outstanding warrants, and the cancellation of an outstanding warrant, GeM issued warrants to Trident to purchase 1,745,000 shares of common stock. The warrants are immediately exercisable at an exercise price of $0.40 per share, contain standard and customary cashless exercise provisions, and expire May 1, 2011. Total amount expensed related to the warrants was $188,305, which is the net of the fair value of the warrants of $196,407 reduced by the value of the cancelled warrants of $8,102.

The amendments eliminated the provisions that caused the conversion feature of the note and the related warrants to be treated as derivatives. In addition, all other warrants that were accounted for as derivates due to the Trident Note’s original provisions ceased being derivatives as a result of the modifications of the terms of the debt. (See Note 12)

$700,000 Convertible Notes—During March 2006, pursuant to a series of securities purchase agreements, GeM sold convertible notes in the aggregate principal amount of $700,000 convertible into 4,666,667 shares of common stock and warrants to purchase an additional 2,333,334 shares of common stock for aggregate gross cash proceeds of $700,000 ($644,000 net of placement fees). The securities were sold in units consisting of a $45,000 convertible note and a warrant to purchase 150,000 shares of common stock at a purchase price of $45,000 per unit.

The convertible notes accrued interest at the rate of 10% per annum payable at maturity, were due eighteen months after issuance, and were convertible at anytime at the option of the holder at a conversion price of $0.15 per share. The conversion price will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends. GeM may prepay the convertible notes, in whole or in part, at any time upon ten days written notice. The amounts due under the convertible notes were subordinated to the prior payment of all senior indebtedness which included GeM’s obligations to Trident under the Trident Note, all present or future bank or other financial institutional indebtedness, and any indebtedness secured by a lien on any of GeM’s assets.

Each warrant is immediately exercisable into one (1) share of common stock at an exercise price of $0.40 per share for a term of three years. The exercise price of the warrants will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends.

In connection with these convertible notes, GeM incurred placement fees consisting of $56,000 and issued warrants to purchase 373,333 shares of common stock (equal to 8% of the shares issuable upon conversion of the notes included in the units) at an exercise price of $0.40 per share. The placement fees were fully expensed in 2006 due to the conversion of the notes to preferred stock.

GeM agreed to include the shares of common stock issuable upon conversion of the convertible notes or exercise of the warrants sold in the debt offering in any registration statement filed under the Securities Act (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor forms) in order to permit the public resale of such shares. There were no demand registration rights associated with these instruments.

GeM evaluated the embedded conversion option and the freestanding warrants under SFAS No. 133 and EITF 00-19 and determined that they qualified for derivative accounting (see Note 12). The fair value of the embedded conversion feature and the warrants were first allocated between the warrants and the hybrid instrument, with $259,367 allocated to the warrants. GeM then recorded the fair value of the conversion option as a derivative liability in the amount of $666,781. The excess of the combined value of the warrants and the embedded conversion option over the proceeds totaling $226,148 was charged to Loss on Derivative Liabilities at the date of note issuance.

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

NOTE 12 — DERIVATIVES

GeM evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

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

•      Warrants issued in connection with the sale of units in November 2005

•      Warrants issued in connection with the sale of convertible notes in March 2006

•      Warrants issued in connection with the modification of the Trident Note in May 2006

Based on the guidance in SFAS 133 and EITF 00-19, GeM concluded all of these instruments, other than the conversion feature of the Series B Preferred Stock and the warrants issued in connection with the modification of the Trident Note, qualified for derivative accounting through May 1, 2006 (the date of the Trident Note was amended). Specifically, the warrants issued to Trident in 2003 had registration rights that contained liquidated damage provisions that required GeM to cause and maintain effectiveness of a registration statement covering those securities. Should GeM be unsuccessful, the penalty provision called for GeM to issue 0.1% of its common shares then outstanding computed on a fully-diluted basis per day until the shares are registered. Because the registration rights agreement did not have an explicit limit on the number of shares to be delivered in a share settlement, the warrants issued to Trident, the 2004 Notes, the Trident Note, and all of the other warrants qualified for derivative accounting.

In addition, all of the instruments contain reset provisions that required the exercise price to adjust downward and in some cases, the number of shares issuable upon exercise or conversion to be adjusted upward, should GeM sell or otherwise issue common stock at prices below the applicable exercise price. In certain cases, GeM has sold common stock at a price below the exercise price of the instruments, thereby, triggering the reset provisions. Following the guidance in EITF 00-19, GeM concluded that these reset provisions, and particularly the fact that GeM has triggered the reset provisions on several instruments, caused the associated instruments to be accounted for as derivatives. GeM concluded that the conversion feature of the Series B Preferred Stock is clearly and closely related to the economic characteristics of the host contract and, as a result, the conversion feature of the Series B Preferred Stock does not qualify for derivative accounting.

GeM is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “gain (loss) on derivative liabilities.”

With the help of a valuation specialist, GeM used the Cox-Ross-Rubenstein binomial model (which produces results substantially the same as Black-Scholes) to calculate the value of derivative liabilities. GeM used volatility rates based on GeM’s trading history. GeM used as a risk free rate the U. S. Treasury rate with a maturity that approximates the estimated expected life of a derivative or security. GeM used the closing market price of the common stock at the close of business on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Cox-Ross-Rubenstein binomial model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility used was 80%.

In May 2006, the Trident Note was amended. The note was extended to the earlier of April 30, 2007 or the sale of $5 million of convertible debt or equity. The modification also eliminated the anti-dilution adjustments for issuances of shares below the conversion price, the registration rights requirements and related penalties. Trident cancelled previously issued warrants with the exception of warrants to purchase an aggregate of 1,475,000 shares of common stock. The exercise price of the remaining warrants held by Trident and the conversion price of the note were reduced to $0.40 per share. The Trident Note and remaining warrants were amended to eliminate the (non-standard) anti-dilution adjustment for issuances of securities below the exercise price. As part of the amendment, GeM issued additional warrants to Trident to purchase 1,745,000 shares of common stock at an exercise price of $.40 per share, expiring on May 1, 2011. The amendments eliminated the provisions that caused the conversion feature of the note and the related warrants to be treated as derivatives. As a result, there is no derivative liability associated with this debt instrument or warrants at June 30, 2006.

The EITF recently issued an exposure draft, EITF 06-07 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 06-07 presents alternative views on how an entity should recognize the change in the derivative liability when a previously bifurcated conversion option is no longer required to be bifurcated pursuant to FAS 133. GeM had embedded conversion options that initially required separate accounting as a derivative under FAS 133 that no longer meet the conditions for separate accounting as a derivative at June 30, 2006 due to the amendment of the related instrument (see Note 11). GeM has chosen to adopt View A of EITF 06-07 which requires reclassification of the carrying value of the liability for the conversion option to shareholder’s equity. The debt discount recorded at issuance will continue to be amortized over the remaining term of the instrument. If the EITF were to adopt a different view GeM may have to change its policy to follow the final EITF guidelines.

A detail of the fair value of the derivative liabilities at June 30, 2006 and June 30, 2005 is as follows:

	2006	2005

Embedded conversion option	$—	$93,619
Warrants	—	631,117

Total	$—	$724,736

NOTE 13 — STOCKHOLDERS’ DEFICIT

In June 2004, GeM entered into an agreement whereby FEQ Investments, Inc. (FEQ) will provide GeM with financial advisory services for a period of three years for a fee of $5,000 per month and warrants to acquire 300,000 shares of common stock at an exercise price of $3.25 per share, expiring on June 7, 2009. The warrants vested on January 1, 2005. In accordance with EITF 96-18, GeM accounts for stock options and warrants issued to non-employees at fair value. The value of such warrants is amortized to expense over the vesting period. GeM recorded compensation expense of $725,346 in 2005 associated with the warrants.

In April 2005, GeM reduced the exercise price of certain of its outstanding and vested warrants granted to non-employees to $1.00. This modification resulted in additional expense totaling $828,498, which was recorded in full on the date of modification as all of the outstanding warrants were fully vested on the date of modification. This amount is included in the gain on derivative liability at June 30, 2005.

The estimated fair value of warrants granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

	2006	2005

Risk free rate	4.7%	4.1%
Expected years until exercise	2.9	3.8
Expected stock volatility	80%	88%
Dividend yield	—	—

On May 13, 2005, GeM granted one employee, who is a leased employee, options to purchase 100,000 shares of GeM’s common stock at the exercise price of $0.59 which was the closing price on that date. The options vest over 1 year and expire 10 years from the date of grant. Compensation expense equal to $21,208 was recognized during the year ended June 30, 2006.

On November 10, 2005, GeM raised $1,000,000 of additional funding by selling investment units at $0.80 per unit. Each investment unit consisted of two shares of common stock and one warrant to purchase one additional share of common stock. The warrants expire three years from the date of purchase and each warrant is exercisable for one share of common stock at an exercise price of $0.60 per share. The sale of units resulted in the issuance of 2,500,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock.

Between December 16, 2005 and April 15, 2006, GeM granted certain officers and employees, who are leased employees, options to purchase 7,005,000 shares of GeM’s common stock at exercise prices ranging from $0.18 to $0.40 per share which is equal to or higher than the closing price of the stock on the issuance dates. The options vest over 18 months or three years and expire 10 years from the date of grant. Compensation expense equal to $219,851 was recognized during the year ended June 30, 2006.

The following tables summarize GeM’s stock option and warrant activity and related information:

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

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at June 30, 2006	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price

$0.18-0.40	7,005,000	9.50	$0.35	—	$0.35
$0.59	100,000	9.00	$0.59	100,000	$0.59
$1.76	485,000	7.75	$1.76	727,500	$1.76

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares At June 30, 2006	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price

$0.40	13,256,467	3.14	$0.40	13,256,647	$0.40

NOTE 14 — SERIES B PREFERRED STOCK

During the period March 1, 2006 through June 30, 2006, GeM issued a total of 127,206 shares of Series B Convertible Preferred Stock (“Series B Preferred), $0.001 par value per share, and warrants to acquire up to 636,030 shares of common stock at $0.001 par value per share. The first 47,205 Series B Preferred shares issued resulted from an exchange of the $700,000 convertible note issued in March 2006 and related accrued interest of $8,055 (see Note 10). The remaining 80,001 preferred shares were sold raising gross proceeds of $1,200,000 ($1,104,000 net of $96,000 in placement fees). The Series B Preferred and Warrants were sold in units comprised of one share of Series B Preferred and one Warrant (“Units”). The Units were sold at a purchase price of $15.00 per unit. Each Series B Preferred is convertible into 100 shares of common stock at any time at the option of the holder at a conversion price of $0.15 per share.  Each warrant is immediately exercisable into 50 shares of common stock at an exercise price of $0.40 per share for a period of three years after the date of issue. The exercise price of the warrants will not be adjusted other than for stock splits, combinations, recapitalization and stock dividends.

GeM evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for the Series B Shares. It concluded that the conversion feature of the Series B Preferred Shares does not qualify for derivative accounting and need not be bifurcated because the preferred stock is convertible into a fixed number of shares (subject to stock splits, combinations, recapitalization and stock dividends) and is, therefore, considered to be “conventional convertible preferred stock” under EITF 00-19 and 05-02 The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19. However, in accordance with EITF No. 00-27, Application of Issue No. 98—5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, GeM Solutions has determined that the Series B Preferred Shares issued during the quarter had an aggregate beneficial conversion feature of $836,670 as of the date of issuance. GeM recorded this beneficial conversion feature as a deemed dividend upon issuance.  These financial statements reflect corrections to reflect the beneficial conversion feature pertaining to the issued shares.

The holder of each share of Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors cumulative dividends equal to eight percent (8%) per annum of the original issue price payable in shares of common stock. There were no dividends declared or paid during the year ended June 30, 2006.

NOTE 15 — OPERATING LEASES

GeM has a lease commitment for its office space until January, 2008 at which time GeM has the option to extend the term of this lease for three (3) periods of one (1) year on the same terms and conditions as the base lease. If the lease is renewed for only one year, GeM will have to pay a penalty of $10,000, and if the lease is renewed for only two years, GeM will have to pay a penalty of $5,000. The monthly lease commitment is $11,238 per month which includes common area maintenance and taxes.

Total rental expense for all operating leases was $160,605 and $157,053 for the years ended June 30, 2006 and 2005, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms of one year or greater as of June 30, 2006:

2007	$106,292
2008	57,167

$163,459

NOTE 16 — SEGMENT REPORTING

With the acquisition of CompuSven, Inc. in July 2004 (see Note 5); GeM determined it has two reportable segments, Internet Monitoring and Email Migration. Information about operations by reportable segment for 2006 as restated is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated

Revenues	$224,724	$646,240	$—	$870,964
Depreciation and amortization	39,927	135,410	—	175,337
Operating profit (loss)	(3,717,320)	76,775	(319,558)	(3,960,103)
Capital expenditures	83,823	—	—	83,823
Total assets	450,474	1,241,509	492,885	2,184,868

Information about operations by reportable segment for 2005 as restated is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated

Revenues	$244,218	$638,587	$—	$882,805
Depreciation and amortization	31,814	132,097	—	164,401
Operating profit (loss)	(2,706,402)	95,721	(923,941)	(3,534,622)
Capital expenditures	62,559	1,605	—	64,164
Total assets	1,689,356	1,127,161	370,162	3,186,679

NOTE 17 — FOREIGN CURRENCY ADJUSTMENTS

The financial position and results of operations of GeM Canada, GeM’s Canadian subsidiary, are measured using GeM Canada’s local currency (Canadian Dollar) as the functional currency. Revenues and expenses of GeM have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments resulted in an other comprehensive net loss of $1,883 and $0 in 2006 and 2005, respectively.

NOTE 18 — CUSTOMER CONCENTRATION

The Company had sales to one (1) customer representing 11% of total revenues for the year ended June 30, 2006. There were no significant concentrations for the year ended June 30, 2005.

NOTE 19 — SUBSEQUENT EVENTS

Since June 30, 2006, GeM raised an additional $1,330,000 through the issuance of 88,668 shares of the Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 8,866,800 shares of common stock and warrants to purchase an additional 4,433,400 shares of common stock. The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share. Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.