Form 10QSB
period 2006-12-31
GEM SOLUTIONS, INC.
filed 2007-02-20
CIK 1132590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No.000-33099

GEM SOLUTIONS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1553046
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 29,190,969 issued and outstanding shares of the registrant’s common stock, $.001 par value per share, on February 16, 2007.

Transitional Small Business Disclosure Format (check one):                                       Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS

	December 31, 2006	June 30, 2006

Current assets
Cash	$80,184	$584,609
Accounts receivable, net of allowance of $43,750 at December 31, 2006 and June 30, 2006	96,571	173,495
Prepaid expenses and other assets	39,261	35,842

Total current assets	216,016	793,946

Property and equipment, net	173,146	136,034
Investment — cost method	100,000	100,000
Goodwill	863,907	863,907
Intangible assets, net	220,638	275,848
Other assets	14,724	15,133
	$1,588,431	$2,184,868

Current liabilities
Accounts payable and accrued expenses	$1,210,491	$792,153
Notes Payable	310,000	—
Current portion of obligations under capital leases	—	1,580
Convertible notes payable	1,600,000	1,600,000
Deposits	—	138,000
Deferred revenues	242495	239,898

Total current liabilities	3,362,986	2,771,631

Deferred revenues, net of current	6,089	30,863

Total liabilities	3,369,075	2,802,494

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 per share par value; authorized 10,000,000 shares; 300,000 shares designated as “Series B Convertible Preferred Stock”, 259,206 and 127,206 issued and outstanding at December 31, 2006 and June 30, 2006, respectively	259	127
Common stock, $0.001 per share par value; authorized 175,000,000 shares; 29,190,969 shares issued and outstanding at December 31, 2006 and June 30, 2006	29,191	29,191
Additional paid-in capital	13,548,337	11,529,521
Accumulated other comprehensive loss	(1,404)	(1,883)
Accumulated deficit	(15,357,027)	(12,174,582)
Total stockholders’ deficit	(1,780,644)	(617,626)

	$1,588,431	$2,184,868

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.
(Formerly Stellar Technologies. Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Month Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues	$145,132	$319,956	$350,366	$520,468

Expenses
Salaries and wages	747,444	339,932	1,406,377	735,618
General and administrative	719,758	247,819	1,024,908	447,836
Professional fees	225,794	321,825	367,307	457,451
Research, development and product support	249,469	183,263	528,291	210,463
Depreciation and amortization expenses	57,413	42,984	108,749	85,501

Total expenses	1,999,878	1,135,823	3,435,632	1,936,869

Loss from operations	(1,854,746)	(815,867)	(3,085,266)	(1,416,401)

Other income (expense)
Interest income	988	6,298	3,396	10,292
Derivative expense (income)	—	709,526	—	550,059
Interest expense	(50,238)	(408,958)	(100,575)	(672,483)

Total other expense (income)	(49,250)	306,866	(97,179)	(112,132)

Net Loss	$(1,903,996)	$(509,001)	$(3,182,445)	$(1,528,533)

Deemed dividend-beneficial conversion feature	116,965	—	671,606	—
Cumulative convertible preferred stock dividend requirement	72,647	—	118,729	—
Net loss available to common shareholders	$(2,093,608)	$(509,001)	$(3,972,780)	$(1,528,533)

Basic and diluted loss per common share	$(0.07)	$0,02	$(0.14)	$(0.06)

Basic and diluted weighted average common shares outstanding	29,190,969	26,406,935	29,190,969	27,241,838

The accompanying notes are an integral part of

these consolidated financial statements

GeM Solutions, Inc.
(Formerly Stellar Technologies, Inc.)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at June 30, 2006	127,206	$127	29,190,969	$29,191	$11,529,521	$(1,883)	$(12,174,582)	$(617,626)

Series B Preferred Shares issued for cash	132,000	132			1,603,811			1,603,943

Warrants issued in connection with sale of Series B Preferred Shares					376,056			376,056

Discount for beneficial conversion feature on Preferred Stock					671,606			671,606

Deemed dividend on Preferred Stock					(671,606)			(671,606

Placement fees for Series B Preferred Stock and related warrants					(158,400)			(158,400

Employee Options					197,349			197,349

Foreign currency translation					—	479		479

Net Loss					—		(3,182,445)	(3,182,445)

Balance at December 31, 2006	259,206	259	29,190,969	$29,191	$13,548,337	$(1,404)	$(15,357,027)	$(1,780,644)

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2006	2005

Net cash used in operating activities	$(2,528,834)	$(1,276,258)

Cash flows from investing activities:
Purchase of property and equipment	(89,138)	(28,089)

Net cash used in investing activities	(89,138)	(28,089)

Cash flows from financing activities:
Principal payments on capital leases and short-term obligations	(16,951)	(21,249)
Proceeds from sale of notes payable	310,000	—
Proceeds from sale of preferred stock	1,821,599	1,000,000

Net cash provided by (used in) financing activities	2,138,019	978,751

Effect of exchange rate changes on cash	479	—

Net decrease in cash	(504,425)	(325,596)

Cash and cash equivalents, beginning of period	584,609	1,024,023

Cash and cash equivalents, end of period	$80,184	$698,427

Supplemental cash flow information:
Cash paid for interest	$97,527	$102,263
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.
(Formerly Known As Stellar Technologies, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by GeM Solutions, Inc. (formerly known as Stellar Technologies, Inc.) and its subsidiaries (“GeM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although GeM believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in GeM’s Amendment No. 1 to Form 10-KSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2007.

For comparability, the fiscal 2006 figures have been reclassified where appropriate to conform to the financial statement presentation used in fiscal 2007.

Organization

In October 2006, GeM obtained shareholder approval to reincorporate from Colorado to Delaware, change its name to Gem Solutions, Inc., and increase its authorized shares of common stock to 175,000,000.

Nature of Operations

GeM provides employee Internet management (“EIM”) products and services that enable businesses to monitor, report, and manage how their employees use the Internet and manage electronic communications both inside and outside of an organization. GeM’s products and services give managers the ability to implement Internet access policies for different users and groups within their businesses, monitor electronic communications, including blocking or cleansing attachments, and archive electronic communications to assist in the compliance with both internal and external record retention policies.

Stock-Based Compensation

In November 2006, GeM granted an option to an officer as part of a severance package and in December 2006, GeM granted options to its officers and fifteen of its existing employees.  During the period from February 15, 2006 to April 15, 2006, GeM granted options to two new officers and five of its new employees.  In December 2005, GeM granted options to its officers and nine of its existing employees.  In May, 2005, GeM granted stock options to an employee.   Prior to January 1, 2006, GeM accounted for employee stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Consequently, no stock-based employee compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant.

Effective January 1, 2006, GeM adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”), using the modified-prospective transition method. Under that method, compensation cost recognized in the periods started after January 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

The following table illustrates the effect on net loss and earnings per share if GeM had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation to the three and six months ended December 31, 2005:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Net gain (loss) to common stockholders, as reported	$(509,001)	$(1,528,533)

Add: Stock-based employee/director compensation included in reported net loss determined under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards, net of related tax effects	(68,632)	(81,357)

Pro forma net gain (loss)	$(577,633)	$(1,609,890)

Gain (loss) per share basic and diluted — as reported	$(0.02)	$(0.06)
Gain (loss) per share basic and diluted — pro forma	$(0.02)	$(0.06)

Shares used in basic and diluted loss per share Amounts	28,012,922	27,241,838

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This interpretation requires that the Company recognize in its financial statements, the impact of a tax position.  The provisions of FIN 4 are effective as of the beginning of the Company’s 2008 fiscal year. With the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Adoption of FIN 48 is not expected to have a material impact of the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years,  Early adoption of SFAS 157 is encouraged,  Adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of GeM as a going concern. GeM has had significant losses since inception and will need significant funds to meet its current software upgrade development program and sales and marketing program.  Within the next twelve months, GeM will be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to complete its software upgrade program and continue its operations.

If GeM is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to GeM, management may be required to delay, scale back or eliminate its software upgrade program or license third parties to develop or market products that GeM would otherwise seek to develop or market itself.

NOTE 3 — SERIES B PREFERRED STOCK

During the six months ended December 31, 2006, GeM issued 132,000 shares of Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 13,200,000 shares of common stock and warrants to purchase an additional 6,600,000 shares of common stock, in exchange for $1,821,600, net of issuance costs of $158,400.   The Series B Shares have an original issue price of $15.00 per share and are convertible into 100 shares of common stock at any time at the option of the holder at a conversion price of $0.15 per share.  Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

GeM evaluated the application of SFAS 133 and EITF 00-19 for the Series B Shares and concluded that the conversion feature of the Series B Preferred Shares is clearly and closely related to the economic characteristics of the host contract and, as a result, does not qualify for derivative accounting.  However, in accordance with EITF No. 00—27, Application of Issue No. 98—5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, GeM has determined that the Series B Preferred Shares issued during the quarter had an aggregate beneficial conversion feature of $671,606 as of the date of issuance. GeM recorded this beneficial conversion feature as a deemed dividend upon issuance.

NOTE 4 — SEGMENT REPORTING

GeM has two reportable segments: employee Internet monitoring and Email migration.  Information about operations by reportable segment is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated
Three Months Ended
December 31, 2006:
Revenues	$(48,947)	$194,079	$—		$145,132
Loss from operations	$(1,307,313)	$99.428)	$(670,534)		$(1,878,419)

Three Months Ended
December 31, 2005:
Revenues	$69,587	$250,369	$—		$319,956
Loss from operations	$(1,293,791)	$227,576	$663,761)		$(509,001)

Six Months Ended
December 31, 2006:
Revenues	$85,631	$264,735	$—		$350,366
Loss from operations	$(1,982,092)	$74,802	$(1,249,578)	$

Six Months Ended
December 31, 2005:
Revenues	$140,287	$380,181	$—		$520,468
Profit(Loss) fr. operations	$(2,024,343)	$196,336	$299,474)		$(1,528,533)

 NOTE 5 — Employee Stock Options

In November 2006, GeM granted an option to an officer as part of a severance package and in December 2006, GeM granted options to its officers and fifteen of its existing employees.  During the period from February 15, 2006 to April 15, 2006, GeM granted options to two new officers and five of its new employees.  In December 2005, GeM granted options to its officers and nine of its existing employees.  In May, 2005, GeM granted stock options to an employee.  Options may be granted to key employees and other persons who contribute to the success of GeM.  Option awards are generally granted with an exercise price equal to the market price of GeM’s stock at the date of grant. No options were exercised during the six month period ended December 31, 2006.

During the three month period ended December 31, 2006, GeM issued 6,817,760  stock options to employees of GeM with an average exercise price of $0.25 per share. These options expire on November 30, 2008 and December 7, 2016, vesting on dates issue to 36 months after the date of issuance and had a fair value of $XXXXX at the date of grant. GeM valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.45% and 4.53%; the current stock price at date of issuance of $0.09 and $0.03 per share; the exercise price of the options of  $0.25 and $0.15 per share; the option term of 2 or 10 years; volatility of 350%; and dividend yield of 0.0%. For the three month period ended December 31, 2006, GeM recorded compensation expense of $155,288 to amortize the cost of these non-vested options over the service period of the options.

Prior to July 1, 2006, GeM granted a total of 7,590,000 non-vested options to purchase 7,590,000 shares of common stock at an exercise price of $0.40 to $1.76 per share. All non-vested options vest over a of 18 month to three year service period and expire 10 years after the date of grant. At December 31, 2006, GeM had compensation expense of $XXXXX to amortize the cost of these non-vested options over the service period of the options.

A summary of option activity as of December 31, 2006, and changes during the six months ended December 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at July 1, 2006	7,590,000	$0.47	8.9 Yrs
Granted	6,817,760	$0.25	10.0 Yrs
Exercised, forfeited, or expired	281,250	$0.99	8.6Yrs

Outstanding at December 31, 2006	14,126,510	$0.34	9.5Yrs

Exercisable at December 31, 2006	4,345,247	$0.51	8.5.yrs

A summary of GeM’s non-vested shares as of December 31, 2006 and changes during the six months ended December 31, 2006, is presented below:

Nonvested Shares	Shares
Nonvested at July 1, 2006

Granted

Vested

Forfeited

Nonvested at December 31, 2006

As of December 31, 2006, there was $XXXX of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of XXX years. No shares vested or were exercised during the six month period ended December 31, 2006.

NOTE 6 - WARRANTS

GeM’s warrants outstanding and exercisable as of December 31, 2006 are:

Exercise Price	Number of shares	Remaining life	Exercisable Number of Shares Remaining

During the six months ended December 31, 2006, XXXX warrants were exercised on a cashless basis resulting in the issuance of XXXXXX shares of common stock. and XXXXX warrants were exercised at $XXX per share resulting in the issuance of XXXXX shares of common stock and proceeds of $XXXX.

In connection with the issuance of Promissory Notes, GeM issued XXXX warrants at an exercise price of $XXX per share.

NOTE 7 - SUBSEQUENT EVENTS

During January 2007, GeM raised $295,000, net of offering costs in additional funding, through the issuance of promissory notes with annual interest rate of ten percent.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes thereto contained elsewhere in this report.

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

Global eCommunications Management, or “GeM”, is our next generation technology, which we developed as a result of the market and customer information we derived from our experiences with existing Internet access management solutions. The GeM solution suite allows organizations to block, monitor, filter and archive all forms of electronic communication, including over 300 different attachment types that may contain key-words objectionable to the organization which may be imbedded in the e-mail or instant message.  GeM provides organizations with detailed reports describing which web sites are being visited, what instant messages or e-mails are being sent or received that may not comply with corporate policies, and whether any objectionable content has been exchanged or viewed.  Our software suite enables  an  enterprise  to determine which employees were involved, what time the actions took place, and the content that was exchanged or viewed.

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

Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered.  In the event a customer purchases our software, maintenance is included for year one in the purchase price but billable in year two and for every year thereafter that the customer uses our software.  In the event of a subscription agreement, now common in the industry, maintenance is included in the annual or monthly subscription fee.  Deferred revenue excludes all items relating to consulting services as these services are provided at or prior to the delivery of our products.  Deferred revenue was $248,584 and $270,761 at December 31, 2006 and June 30, 2006, respectively.  We believe that $242,495 of the deferred revenue at December 31, 2006 will be recognized as revenue in the next 12 months.

Outlook

Based on industry sources such as IDC, Gartner and Radacati, the market for solutions such as ours is large and continues to grow. Sustained spending on technology, continued emphasis on productivity and security, growing awareness of and compliance with regulatory and reporting requirements, and the increasing need to retain and retrieve electronic communications are driving the sector.  These include Federal and certain state court rules requiring the retrieval and production of electronic communications when involved in litigation as well as data  retention and retrieval rules of various industry specific regulatory organizations.The forgoing are key external conditions which may affect our ability to execute our business plan.

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

For the past two (2) years, our primary strategic objective has been to strengthen our position in the market for content management solutions by completing the development of a comprehensive suite of solutions, hire and train a direct sales force, and ultimately generate revenues sufficient to cover our operating expenses.  During this time, we raised approximately $6 million of debt and equity financing to execute our plan and have been unable to generate revenue sufficient to cover our operating expenses.  More recently, we have been unable to raise the capital necessary to continue this level of investment in our business.  As a result, we have substantially reduced the number of employees and consultants, including most of our direct sales source and research and development staff, substantially reduced the further development of our GeM solutions software suite, and our president and our chief executive officer have resigned.

Having substantially reduced our monthly operating expenses, we are focusing our resources primarily on generating additional sales of our E-Mail Shuttle product to existing and new customers.  We will continue to closely manage our expenses and conserve our cash, however, in order to sustain operations beyond the short term, we will need to raise additional capital.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we have limited financial resources.  We may not be successful in addressing such risks and difficulties.  As a result of these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2006 as to the substantial doubt about our ability to continue as a going concern.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a more detailed discussion of our critical accounting policies, please see our unaudited consolidated financial statements and accompanying notes included elsewhere herein.

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

Results of Operations

Comparison of the Three-Month Periods Ended December 31, 2006 and December 31, 2005

Revenues

Revenues consist of licensing fees that we receive upon the sale of our content management and E-mail migration solutions.  Revenues were $145,132 for the three-month period ended December 31, 2006 as compared to $319,956 for the three-month period ended December 31, 2005.  Revenues for our E-mail migration solutions decreased $56,290 to $194,079 for the three-month period ended December 31, 2006 as compared to $250,369 for the period ended December 31, 2005.  Licensing revenues from our content management solutions decreased to negative $48,947 for the three-month period ended December 31, 2006 as compared to $69,587 for the three-month period ended December 31, 2005.  Due to our limited resources, we have substantially reduced the further development of our GeM solution suite, terminated our direct sales force, and are focusing our resources primarily on generating additional revenue from sales of our E-mail migration solutions.  As a result, unless we raise additional capital, we do not expect to generate any material revenue from our GeM solutions suite.

Operating Expenses

Operating expenses consist primarily of general and administrative, salaries and wages,  professional fees, and research, development and product support expenses.

General and Administrative and Related Expenses.  General and administrative expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, stock compensation, and office rents.  General, administrative increased $296,533 to $694,181 for the three-month period ended December 31, 2006 as compared to $247,819 for the three-month period ended December 31, 2005.  The increase resulted from increased marketing and promotional activities and increased non-cash expenses associated with our employee option program.  We expect general and administrative expenses to decrease in future periods as we have reduced our marketing and promotion expenses associated with our GeM solution suite.

Salaries and Wages.  Salaries and wages consist of salaries, commissions, benefits and related compensation that we paid to our employees and management fees paid to third parties.  Salaries and wages increased $407,512 to $747,444 for the three-month period ended December 31, 2006 as compared to $339,942 for the three-month period ended December 31, 2005.  The increase resulted primarily from an increase in overall salaries and compensation to our employees due to the overall growth of our sales, marketing and research and development efforts.  We expect salaries and wages to decrease substantially in future periods as we have substantially reduced the number of employees and two of our executive officers have resigned.

Professional Fees.  Professional fees consist of accounting, legal and financial consulting fees.  Professional fees decreased $96,031 to $225,794 for the three-month period ended December 31, 2006 as compared to $321,825 for the three-month period ended December 31, 2005.  The decrease resulted primarily from reduced legal expenses.  We expect professional fees to remain relatively constant in future periods.

Research, Development and Product Support.  Research development and product support expenses consist primarily of costs associated with the development of new products and services and related support.  Research, development and product support expenses increased $66,206 to $249,969 for the three-month period ended December 31, 2006 as compared to $183,263 for the three-month period ended December 31, 2005.  The increase resulted primarily  from expenses related to the development of our GeM solution suite.  Due to our limited resources, we have substantially reduced the further development of our GeM solution suite.  We expect to continue to incur limited expenses relating to our e-mail migration, data and directory management solutions to support our existing customer base.  As a result, we expect research and development expenses to decrease in future periods.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation costs related to computer hardware and software, furniture and office equipment, and the write off of intangible assets associated with our acquisition of CompuSven.  Depreciation and amortization costs increased $14,429 to $57,413 for the three-month period ended December 31, 2006 as compared to $42,984 for the three-month period ended December 31, 2005.

Other income (expense)

Other income (expense) consists of interest expense and derivative income.

Interest Expense.  Net interest expense decreased $353,410 to $49,250 for the three-month period ended December 31, 2006 from $402,660 for the three-month period ended December, 2005.  The decrease consisted primarily of $255,356 of amortization of debt discount and warrant costs associated with our outstanding $1.6 million convertible note and warrants we incurred in 2005.

Derivative Income (Expense).  We realized income on derivative liabilities of $709,526 the during the three-month period ended December 31, 2005.  We did not incur any gain or loss during the three-month period ended December 31, 2006.  The gain in 2005 was primarily the result of changes in the fair value of derivative liabilities.  Specifically, the fair value of the derivative liabilities decreased during the three-month period ended December 31, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased during that period.

Net Loss

During the three-month period ended December 31, 2006, our net loss was $1,903,996 as compared to net loss of $509,001 during the three-month period ended December 31, 2005.

The increase in net loss was primarily the result of a $864,055 increase in operating expenses in 2006 and $709,526 derivative income we recognized in 2005 which amounts were offset by a $353,410 decrease in net interest expense in 2006.

Comparison of the Six-Month Periods Ended December 31, 2006 and December 31, 2005

Revenues

Revenues consist of licensing fees that we receive upon the sale of our content management and E-mail migration solutions.  Revenues were $350,366 for the six-month period ended December 31, 2006 as compared to $520,468 for the six-month period ended December 31, 2006.  Revenues for our E-mail migration solutions decreased $115,446 to $264,735 for the six-month period ended December 31, 2006 as compared to $380,181 for the six-month period ended December 31, 2005. Licensing revenues from our content management solutions decreased $54,656 to $85,631 for the six-month period ended December 31, 2006 as compared to $140,287 for the six-month period ended December 31, 2005.

Operating Expenses

Operating expenses consist primarily of general and administrative, salaries and wages,  professional fees, and research, development and product support expenses.

General and Administrative and Related Expenses.  General, administrative and other expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, stock compensation, and office rents.  General and administrative expenses increased $551,495 to $999,331 for the six-month period ended December 31, 2006 as compared to $447,836 for the six-month period ended December 31, 2005.  The increase resulted from increased marketing and promotional activities and increased non-cash expenses associated with our employee option program.

Salaries and Wages.  Salaries and wages consist of salaries, commissions, benefits and related compensation that we paid to our employees and management fees paid to third parties.  Salaries and wages increased $670,759 to $1,406,377 for the six-month period ended December 31, 2006 from $735,618 for the for the six-month period ended December 31, 2005.  The increase resulted primarily from an increase in overall salaries and compensation to our employees due to the overall growth of our sales, marketing and research and development efforts.

Professional Fees.   Professional fees consist of accounting, legal and financial consulting fees.  Professional fees decreased $90,144 to $367,307 for the six-month period ended December 31, 2006 as compared to $457,451 for the six-month period ended December 31, 2005.   The decrease resulted primarily from a reduction in legal expenses.

Research, Development and Product Support.  Research development and product support expenses consist primarily of costs associated with the development of new products and

 services and related support.   Research, development and product support expenses increased $317,828 to $528,291 for the six-month period ended December 31, 2006 as compared to $210,463  for the six-month period ended December 31, 2005.  The increase resulted primarily  from expenses related to the development of our GeM solution suite.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation costs related to computer hardware and software, furniture and office equipment, and the write off of intangible assets associated with our acquisition of CompuSven.  Depreciation and amortization costs increased $23,248 to $108,749 for the six-month period ended December 31, 2006 as compared to $85,501 for the six-month period ended December 31, 2005.

Other income (expense)

Other income (expense) consists of interest expense and derivative income.

Interest Expense.   Net interest expense decreased $565,012 to $97,179 for the six-month period ended December 31, 2006 from $662,191 for the six-month period ended December, 2005.  The decrease consisted primarily of $442,987 of amortization of debt discount and warrant costs associated with our outstanding $1.6 million convertible note and warrants we incurred in 2005.

Derivative Income (Expense).  We realized gains on derivative liabilities of $550,059 during the six-month period ended December 31, 2005.  We did not incur any gain or loss during the six-month period ended December 31, 2006.  The gain in 2005 was primarily the result of changes in the fair value of derivative liabilities.  Specifically, the fair value of the derivative liabilities decreased during the three-month period ended December 31, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased during that period.

Net Loss

During the six-month period ended December 31, 2006, our net loss was $3,182,445 as compared to net loss of $1,528,533 during the six-month period ended December 31, 2005.  The increase in net loss was primarily the result of a $1,498,763 increase in operating expenses and a $170,102 decrease in revenue in 2006.

Liquidity and Capital Resources

Net cash used in operating activities was $2,528,834 for the six-month period ended December 31, 2006 compared to $1,276,258 for the six-month period ended December 31, 2005. The $1,252,576 increase in cash used in operating activities was due primarily to an increase in operating expenses related to additional sales and support personnel, and research and development expenses.

Net cash used in investing activities during the six-month period ended December 31, 2006 was $89,138 compared to $28,089 for the six-month period ended December 31, 2005.

The increase in cash used in investing activities was due primarily to acquisition of equipment and software during the six-month period ended December 31, 2006.

Net cash provided by financing activities during the six-month period ended December 31, 2006 was $2,138,019 compared to $978,751 used in financing activities for six-month period ended December 31, 2005.  The cash from financing activities was generated primarily by sales of our convertible preferred stock and warrants and to a lesser extent, issuance of promissory notes.

At December 31, 2006, we had a working capital deficit of $3,146,970 as compared to a working capital deficit of $1,977,685 at June 30, 2006.

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

Between March 2006 and December 2006, we have raised gross cash proceeds of $3,180,000 through the issuance of 259,208 (“Series B Shares”) convertible into 25,920,800 shares of common stock and warrants to purchase an additional 12,960,400 shares of common stock.  The Series B Shares have an original issue price of $15.00 per share and are convertible at anytime at the option of the holder at a conversion price of $0.15 per share.  The Series B Shares automatically convert into shares of common stock in the event that (i) the average closing price of our common stock over 20 consecutive trading days equals or exceeds $0.75 per share; and (ii) the shares of common stock issuable upon conversion of the Series B Shares are either subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the “Securities Act”), or transferable pursuant to Rule 144(k) under the Securities Act.  Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

During December, 2006 and January, 2007, we borrowed an aggregate of $670,000 pursuant to a series of unsecured promissory notes, which are due on demand.

The foregoing constitutes our principal sources of financing during the past twelve (12) months.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.   Other than the repayment of the Trident Note in the amount of $1,600,000 and $670,000 of promissory notes, we do not expect to incur any material capital expenditures during the next twelve (12) months.

                As of the date of this report, we have minimal cash resources.  During December 2006 and January 2007, we substantially reduced our monthly expenses such that we currently use approximately $150,000 per month to conduct operations.  We believe that our current cash resources, expected recurring monthly revenue, and revenue from new customers, will only be sufficient to fund operations for the near term.  In recent months, we have funded operations by incurring additional unsecured debt.  In order to sustain our current operations for the next twelve months and repay indebtedness, we will need approximately $3,000,000.  We are currently seeking to obtain this financing through sales of convertible preferred stock and warrants, but we have not been successful.  The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We are also considering additional alternatives to raise additional capital, including the sale of all or some of our assets.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to further scale back our operations, and in the extreme case, terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have met our working capital requirements through financing transactions involving the private placement of our securities.  We do not expect our current working capital to support our operations through June 2007.  We are in need of approximately $3 million of additional capital to fund operations and repay indebtedness over the next 12 months.  Since our inception, we have not generated any significant revenue, have experienced substantial losses from operations, including approximately $5.1 million during the year ended June 30, 2006 and $3.1 million during the six-month period ended December 31, 2006, and have a working capital deficit.  As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2006 as to the substantial doubt about our ability to continue as a going concern.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We have a history of losses and do not expect to become profitable in the near term, if ever.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2006, we had an accumulated deficit of approximately $15.3 million.  We incurred a net loss of approximately $5.1 million during the year ended June 30, 2006, approximately $3.1 million during the six-month period ended December 31, 2006, and expect to continue to incur net losses for the foreseeable future.  We have substantially reduced our operating expenses and focused on the E-mail operations migration business.  We will need to increase revenue in order to cover operating expenses, and do not expect to become profitable in the near term.

We will need to raise additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

Our $1.6 million principal amount convertible note is due the earlier of April 30, 2007 or upon the closing of any equity or convertible debt financing after May 19, 2006 of at least $5,000,000, unsecured notes in the principal amount of approximately $670,000 are due within the next 12 months, and we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties.  As a result, we will need to raise approximately $3,000,000 of additional funds to fund operations and repay indebtedness over the next 12 months, and such funds may not be available on favorable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.  This may cause us to eliminate future product development, scale back our sales and marketing efforts, and in the extreme case, liquidate the Company.

Our future success depends on ability to achieve substantial revenue growth from licensing our GeM solution suite to new customers and to renew licenses with existing customers.  We have substantially reduced the further development of GeM and, therefore, will be unable to generate increased revenues in the near term.

Our products consist of: (i) GeM, our premier content management solution; (ii) SIM, our web based Internet access management solution; and (iii) E-Mail Shuttle, our e-mail migration solution.  Licenses for our GeM and E-Mail Shuttle solutions are usually sold under perpetual licenses and subscription agreements while licenses of our SIM solution typically have a fixed duration.  Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses.  Our future success also depends on our ability to license additional services or product offerings to new and existing customers which will require a substantial sales and marketing effort.  Due to our limited resources, we have eliminated most of our direct sales force and research and development personnel and have substantially reduced the further development of GeM. Unless and until we raise additional financing, we do not expect to generate increased revenues from sales of our GeM solution.

We do not have the resources to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

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

As of the date of this report, the market price of our common stock significantly exceeded the net tangible book value of our common stock.  The net tangible book value of one share of our common stock as of December 31, 2006 was negative $0.06.  As a result, investors purchasing common stock in the market will incur substantial dilution.

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

We have issued a substantial number of securities exercisable or convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing shareholders.

As of the date of this report, we have 29,190,969 outstanding shares of common stock and have reserved an additional 64,023,511 shares of our common stock for issuance upon exercise or conversion of the following securities:

•                  25,920,800 shares upon conversion of our outstanding shares of series B convertible preferred stock;

•                  4,000,000 shares upon conversion of an outstanding $1.6 million principal amount convertible note;

•                  14,026,530 shares upon exercise of outstanding options;

•                  20,076,181 shares upon exercise of outstanding warrants.

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

There were no changes in internal controls over financial  reporting that occurred during the fiscal quarter ended December 31, 2006,  that have  materially affected, or are reasonably likely to materially  affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.                    Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEM SOLUTIONS, INC.

Date: February 20, 2007	/s/ John E. Baker
John E. Baker
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended