Form 10QSB/A
period 2006-12-31
GEM SOLUTIONS, INC.
filed 2007-02-22
CIK 1132590

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

EXPLANATORY NOTE

GeM Solutions, Inc. (“the Company”, “we”, or “us”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2007 (the “Original Report”).  Shortly after filing the Original Report with the SEC, we discovered that certain changes that we attempted to make to the text of the Original Report were not reflected in the Original Report actually filed with the SEC.

We are filing this Amendment to the Original Report to include the following textual changes which were inadvertently omitted: (i) the amount of the deemed dividend set forth in the Consolidated Statements of Operations and Statement of Changes in Stockholder Equity; (ii) the amount of property plant and equipment purchased set forth in the cash flows from investing activities included in the Condensed Consolidated Statements Statement of Cash Flow; (iii) the amount of principal payments on short term obligations set forth in the cash flows from financing activities included in the Condensed Consolidated Statements Statement of Cash Flow; (iv) the number of shares used in basic and fully diluted loss per share set forth in the table included in Note 1 to our Condensed Consolidated Financial Statements; (v) the allocation of losses between our business segments set forth in the table included in Note 4 to our Condensed Consolidated Financial Statements; and (vi) the number of options issued since June 30, 2006 and fair value set forth in Note 5 to our Condensed Consolidated Financial Statements.

Corresponding revisions have been made to Management’s Discussion and Analysis appearing in Item 2 of Part I of this Amendment.

The Amendment does not reflect events that have occurred after February 20, 2007, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the omissions from the Condensed Consolidated Financial Statements for the period ended December 31, 2006, from Notes 1, 4 and 6 to such Condensed Consolidated Financial Statements, and corresponding changes to Item 2 of Part I of this Amendment.   Information with respect to any such events will be set forth, as appropriate, in our filings with the SEC subsequent to February 20, 2007.  We have supplemented Item 6 of Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 to this Amendment.  The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS

	December 31, 2006	June 30, 2006

Current assets
Cash	$80,184	$584,609
Accounts receivable, net of allowance of $43,750 at December 31, 2006 and June 30, 2006	96,571	173,495
Prepaid expenses and other assets	39,261	35,842

Total current assets	216,016	793,946

Property and equipment, net	173,146	136,034
Investment — cost method	100,000	100,000
Goodwill	863,907	863,907
Intangible assets, net	220,638	275,848
Other assets	14,724	15,133
	$1,588,431	$2,184,868

Current liabilities
Accounts payable and accrued expenses	$1,210,491	$792,153
Notes payable	310,000	—
Current portion of obligations under capital leases	—	1,580
Convertible notes payable	1,600,000	1,600,000
Deposits	—	138,000
Deferred revenues	242,495	239,898

Total current liabilities	3,362,986	2,771,631

Deferred revenues, net of current	6,089	30,863

Total liabilities	3,369,075	2,802,494

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 per share par value; authorized 10,000,000 shares; 300,000 shares designated as “Series B Convertible Preferred Stock”, 259,206 and 127,206 issued and outstanding at December 31, 2006 and June 30, 2006, respectively	259	127
Common stock, $0.001 per share par value; authorized 175,000,000 shares; 29,190,969 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	29,191	29,191
Additional paid-in capital	13,548,337	11,529,521
Accumulated other comprehensive loss	(1,404)	(1,883)
Accumulated deficit	(15,357,027)	(12,174,582)
Total stockholders’ deficit	(1,780,644)	(617,626)

	$1,588,431	$2,184,868

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.
(Formerly Stellar Technologies. Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Month Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues	$145,132	$319,956	$350,366	$520,468

Expenses
Salaries and wages	747,444	339,932	1,406,377	735,618
General and administrative	719,758	247,819	1,024,908	447,836
Professional fees	225,794	321,825	367,307	457,451
Research, development and product support	249,469	183,263	528,291	210,463
Depreciation and amortization expenses	57,413	42,984	108,749	85,501

Total expenses	1,999,878	1,135,823	3,435,632	1,936,869

Loss from operations	(1,854,746)	(815,867)	(3,085,266)	(1,416,401)

Other income (expense)
Interest income	988	6,298	3,396	10,292
Derivative expense (income)	—	709,526	—	550,059
Interest expense	(50,238)	(408,958)	(100,575)	(672,483)

Total other expense (income)	(49,250)	306,866	(97,179)	(112,132)

Net Loss	$(1,903,996)	$(509,001)	$(3,182,445)	$(1,528,533)

Deemed dividend-beneficial conversion feature	(97,766)	—	(652,407)	—
Cumulative convertible preferred stock dividend requirement	(72,647)	—	(118,729)	—
Net loss available to common shareholders	$(2,074,409)	$(509,001)	$(3,953,581)	$(1,528,533)

Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.14)	$(0.06)

Basic and diluted weighted average common shares outstanding	29,190,969	26,406,935	29,190,969	27,241,838

The accompanying notes are an integral part of

these consolidated financial statements

GeM Solutions, Inc.
(Formerly Stellar Technologies, Inc.)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at June 30, 2006	127,206	$127	29,190,969	$29,191	$11,529,521	$(1,883)	$(12,174,582)	$(617,626)

Series B Preferred Shares issued for cash	132,000	132			1,621,504			1,621,636

Warrants issued in connection with sale of Series B Preferred Shares					358,363			358,363

Discount for beneficial conversion feature on Preferred Stock					652,407			652,407

Deemed dividend on Preferred Stock					(652,407)			(652,407)

Placement fees for Series B Preferred Stock and related warrants					(158,400)			(158,400)

Employee Options					197,349			197,349

Foreign currency translation					—	479		479

Net Loss					—		(3,182,445)	(3,182,445)

Balance at December 31, 2006	259,206	$259	29,190,969	$29,191	$13,548,337	$(1,404)	$(15,357,027)	$(1,780,644)

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2006	2005

Net cash used in operating activities	$(2,505,038)	$(1,276,258)

Cash flows from investing activities:
Purchase of property and equipment and intangibles	(112,933)	(28,089)

Net cash used in investing activities	(112,933)	(28,089)

Cash flows from financing activities:
Principal payments on capital leases and short-term obligations	(18,532)	(21,249)
Proceeds from sale of notes payable	310,000	—
Proceeds from sale of preferred stock	1,821,599	1,000,000

Net cash provided by (used in) financing activities	2,113,067	978,751

Effect of exchange rate changes on cash	479	—

Net decrease in cash	(504,425)	(325,596)

Cash and cash equivalents, beginning of period	584,609	1,024,023

Cash and cash equivalents, end of period	$80,184	$698,427

Supplemental cash flow information:
Cash paid for interest	$97,527	$102,263
Cash paid for taxes	$—	$—

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

Effective January 1, 2006, GeM adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”), using the modified-prospective transition method. Under that method, compensation cost recognized in the periods beginning after January 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

The following table illustrates the effect on net loss and earnings per share if GeM had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation to the three and six months ended December 31, 2005:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Net income (loss) to common stockholders, as reported	$(509,001)	$(1,528,533)

Add: Stock-based employee/director compensation included in reported net loss determined under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards, net of related tax effects	(68,632)	(81,357)

Pro forma net income (loss)	$(577,633)	$(1,609,890)

Income (loss) per share basic and diluted — as reported	$(0.02)	$(0.06)
Income (loss) per share basic and diluted — pro forma	$(0.02)	$(0.06)

Shares used in basic and diluted loss per share amounts	26,406,935	27,241,838

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

NOTE 4 — SEGMENT REPORTING

GeM has two reportable segments: employee Internet monitoring and Email migration.  Information about operations by reportable segment is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated
Three Months Ended
December 31, 2006:
Revenues	$(48,947)	$194,079	$—	$145,132
Loss from operations	$(1,283,640)	$99,428	$(670,534)	$(1,854,746)

Three Months Ended
December 31, 2005:
Revenues	$69,587	$250,369	$—	$319,956
Loss from operations	$(1,707,204)	$227,576	$663,761)	$(815,867)

Six Months Ended
December 31, 2006:
Revenues	$85,631	$264,735	$—	$350,366
Loss from operations	$(1,910,490)	$74,802	$(1,249,578)	$(3,085,266)

Six Months Ended
December 31, 2005:
Revenues	$140,287	$380,181	$—	$520,468
Profit(Loss) fr. operations	$(1,912,211)	$196,336	$299,474	$(1,416,401)

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

During the three month period ended December 31, 2006, GeM issued 6,817,780 stock options to employees of GeM with an average exercise price of $0.25 per share. These options expire on November 30, 2008 and December 7, 2016, vesting on dates issue to 36 months after the date of issuance and had a fair value of $466,300 at the date of grant. GeM valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.62% and 4.56%; the current stock price at date of issuance of $0.09 and $0.07 per share; the exercise price of the options of  $0.25 and $0.15 per share; the option term of 2 or 10 years; volatility of 346%; and dividend yield of 0.0%. For the three month period ended December 31, 2006, GeM recorded compensation expense of $155,288 to amortize the cost of these non-vested options over the service period of the options.

Prior to July 1, 2006, GeM granted a total of 7,590,000 non-vested options to purchase 7,590,000 shares of common stock at an exercise price of $0.40 to $1.76 per share. All non-vested options vest over a of 18 month to three year service period and expire 10 years after the date of grant. At December 31, 2006, GeM had compensation expense of $394,384 to amortize the cost of these non-vested options over the service period of the options.

A summary of option activity as of December 31, 2006, and changes during the six months ended December 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at July 1, 2006	7,590,000	$0.47	8.9 Yrs
Granted	6,817,780	$0.25	10.0 Yrs
Exercised, forfeited, or expired	(281,250)	$0.99	8.6Yrs

Outstanding at December 31, 2006	14,126,530	$0.34	9.5Yrs

Exercisable at December 31, 2006	4,195,247	$0.51	8.5.yrs

A summary of GeM’s non-vested shares as of December 31, 2006 and changes during the six months ended December 31, 2006, is presented below:

Nonvested Shares	Shares
Nonvested at July 1, 2006	5,616,667

Granted	6,817,780

Vested	(2,316,666)

Forfeited	(66,667)

Nonvested at December 31, 2006	10,051,114

NOTE 6 - WARRANTS

GeM’s warrants outstanding and exercisable as of December 31, 2006 are:

Exercise Price	Number of shares	Remaining life	Exercisable Number of Shares Remaining

$0.40	19,856,517	2.7 yrs	19,856,517

During the six months ended December 31, 2006, no warrants were exercised.

NOTE 7 - SUBSEQUENT EVENTS

During January 2007, GeM raised $295,000, net of offering costs in additional funding, through the issuance of promissory notes with annual interest rate of ten percent and due on demand.

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

General and Administrative and Related Expenses.  General and administrative expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, stock compensation, and office rents.  General and administrative increased $471,939 to $719,758 for the three-month period ended December 31, 2006 as compared to $247,819 for the three-month period ended December 31, 2005.  The increase resulted from increased marketing and promotional activities and increased non-cash expenses associated with our employee option program.  We expect general and administrative expenses to decrease in future periods as we have reduced our marketing and promotion expenses associated with our GeM solution suite.

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

Research, Development and Product Support.  Research development and product support expenses consist primarily of costs associated with the development of new products and services and related support.  Research, development and product support expenses increased $66,206 to $249,469 for the three-month period ended December 31, 2006 as compared to $183,263 for the three-month period ended December 31, 2005.  The increase resulted primarily  from expenses related to the development of our GeM solution suite.  Due to our limited resources, we have substantially reduced the further development of our GeM solution suite.  We expect to continue to incur limited expenses relating to our e-mail migration, data and directory management solutions to support our existing customer base.  As a result, we expect research and development expenses to decrease in future periods.

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

Comparison of the Six-Month Periods Ended December 31, 2006 and December 31, 2005

Revenues

Revenues consist of licensing fees that we receive upon the sale of our content management and E-mail migration solutions.  Revenues were $350,366 for the six-month period ended December 31, 2006 as compared to $520,468 for the six-month period ended December 31, 2005.  Revenues for our E-mail migration solutions decreased $115,446 to $264,735 for the six-month period ended December 31, 2006 as compared to $380,181 for the six-month period ended December 31, 2005. Licensing revenues from our content management solutions decreased $54,656 to $85,631 for the six-month period ended December 31, 2006 as compared to $140,287 for the six-month period ended December 31, 2005.

Operating Expenses

Operating expenses consist primarily of general and administrative, salaries and wages,  professional fees, and research, development and product support expenses.

General and Administrative and Related Expenses.  General, administrative and other expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, stock compensation, and office rents.  General and administrative expenses increased $577,072 to $1,024,908 for the six-month period ended December 31, 2006 as compared to $447,836 for the six-month period ended December 31, 2005.  The increase resulted from increased marketing and promotional activities and increased non-cash expenses associated with our employee option program.

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

Liquidity and Capital Resources

Net cash used in operating activities was $2,505,038 for the six-month period ended December 31, 2006 compared to $1,276,258 for the six-month period ended December 31, 2005. The $1,228,780 increase in cash used in operating activities was due primarily to an increase in operating expenses related to additional sales and support personnel, and research and development expenses.

Net cash used in investing activities during the six-month period ended December 31, 2006 was $112,933 compared to $28,089 for the six-month period ended December 31, 2005.

The increase in cash used in investing activities was due primarily to acquisition of equipment and software during the six-month period ended December 31, 2006.

Net cash provided by financing activities during the six-month period ended December 31, 2006 was $2,113,067 compared to $978,751 used in financing activities for six-month period ended December 31, 2005.  The cash from financing activities was generated primarily by sales of our convertible preferred stock and warrants and to a lesser extent, issuance of promissory notes.

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

GEM SOLUTIONS, INC.

Date: February 22, 2007	/s/ John E. Baker
John E. Baker
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended