Form 10QSB
period 2007-03-31
GEM SOLUTIONS, INC.
filed 2007-05-21
CIK 1132590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 29,390,969 issued and outstanding shares of the registrant’s common stock, $.001 par value per share, on May 15, 2007.

Transitional Small Business Disclosure Format (check one):                                       Yes  ☐   No  ☒

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2007	June 30, 2006
Current assets
Cash	$4,233	$584,609
Accounts receivable, net of allowance of $41,250 and $43,750, respectively	40,381	173,495
Note receivable	25,000	—
Prepaid expenses and other assets	23,924	35,842

Total current assets	93,538	793,946

Property and equipment, net	156,244	136,034
Investment – cost method	—	100,000
Goodwill	863,907	863,907
Intangible assets, net	180,187	275,848
Other assets	14,737	15,133

	$1,308,613	$2,184,868

Current liabilities
Accounts payable and accrued expenses	$1,342,427	$792,153
Notes Payable	830,000	—
Current portion of obligations under capital leases	—	1,580
Convertible notes payable	1,600,000	1,600,000
Deposits	—	138,000
Deferred revenues	192,223	239,898

Total current liabilities	3,964,650	2,771,631

Deferred revenues, net of current	2,909	30,863

Total liabilities	3,967,559	2,802,494

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 per share par value ; authorized 10,000,000 shares; 300,000 shares designated as “Series B Convertible Preferred Stock”, 259,206 and 127,206 issued and outstanding at March 31, 2007 and June 30, 2006, respectively	259	127
Common stock, $0.001 per share par value; authorized 175,000,000 shares; 29,390,969 and 29,190,969 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively.	29,391	29,191
Additional paid-in capital	13,640,348	11,529,521
Accumulated other comprehensive loss	(5,984)	(1,883)
Accumulated deficit	(16,322,960)	(12,174,582)
Total stockholders’ deficit	(2,658,946)	(617,626)

	$1,308,613	$2,184,868

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.

(Formerly Stellar Technologies. Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues	$112,777	$181,687	$463,143	$702,155

Expenses
Salaries and wages	271,150	255,816	1,677,527	991,434
General and administrative	346,433	518,941	1,371,341	966,677
Professional fees	109,073	207,472	476,380	692,423
Research, development and product support	206,201	247,540	734,492	458,003
Depreciation and amortization expenses	57,271	44,152	166,020	129,653

Total expenses	990,128	1,273,921	4,425,760	3,238,190

Loss from operations	(877,351)	(1,092,234)	(3,962,617)	(2,536,035)

Other income (expense)
Interest income	33		3,429
Derivative (expense) income	—	(254,841)	—	370,814
Interest expense	(63,615)	(391,694)	(164,190)	(1,102,081)
Loss on sale of investment	(25,000)	—	(25,000)	—

Total other (expense) income	(88,582)	(646,535)	(185,761)	(731,267)

Net Loss	$(965,933)	$(1,738,769)	$(4,148,378)	$(3,267,302)

Deemed dividend-beneficial conversion feature	—	—	(652,407)	—
Cumulative convertible preferred stock dividend requirement	(76,696)	—	(195,425)	—

Net loss available to common shareholders	$(1,042,629)	$(1,738,769)	$(4,996,210)	$(3,267,302)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.17)	$(0.12)

Basic and diluted weighted average common shares outstanding	29,259,858	29,190,969	29,213,597	27,884,409

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at June 30, 2006	127,206	$127	29,190,969	$29,191	$11,529,521	$(1,883)	$(12,174,582)	$(617,626)

Series B Preferred Shares issued for cash	132,000	132			1,621,504			1,621,636

Warrants issued in connection with sale of Series B Preferred Shares					358,363			358,363

Discount for BCF on Preferred Stock					652,407			652,407

Deemed Dividend on Preferred Stock					(652,407)			(652,407)

Placement fees for Series B Preferred Stock and related warrants					(158,400)			(158,400)

Employee Options					286,560			286,560

Issued common stock for services			200,000	200	2,800			3,000
Foreign currency translation					—	(4,101)		(4,101)

Net Loss					—		(4,148,378)	(4,148,378)

Balance at March 31, 2007	259,206	$259	29,390,969	$29,391	$13,640,348	$(5,984)	$(16,322,960)	$(2,658,946)

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2007	2006

Net cash used in operating activities	$(3,150,087)	$(2,062,604)

Cash flows from investing activities:

Proceeds from sale of investment	50,000	—
Purchase of property and equipment and intangibles	(109,281)	(65,028)

Net cash used in investing activities	(59,281)	(65,028)

Cash flows from financing activities:
Principal payments on capital leases and short-term obligations	(18,506)	(30,213)
Proceeds from notes payable	830,000	—
Proceeds from convertible notes payable	—	700,000
Proceeds from sale of preferred stock, net of offering costs	1,821,599	1,000,000

Net cash provided by financing activities	2,633,093	1,669,787

Effect of exchange rate changes on cash	(4,101)	—

Net decrease in cash	(580,376)	(457,845)

Cash and cash equivalents, beginning of period	584,609	1,024,023

Cash and cash equivalents, end of period	$4,233	$566,178

Supplemental cash flow information:
Cash paid for interest	$130,420	$149,470
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of
these consolidated financial statements

GeM Solutions, Inc.

(Formerly Stellar Technologies, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by GeM Solutions, Inc. (formerly Stellar Technologies, Inc.) and its subsidiaries (“GeM”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although GeM believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in GeM’s Amendment No, 1 to Form 10-KSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2007.

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

Effective January 1, 2006, GeM adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the periods started after January 1 of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of GeM as a going concern.  GeM has had significant losses since inception, and for the quarter ended March 31, 2007, it experienced a reduced level of funding from outside sources and was forced to reduce the level of its development program and its sales and marketing programs.    Within the next twelve months, GeM will be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to complete its software upgrade program and to continue its operations.

If GeM is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to GeM, management may be required to delay, scale back or eliminate its software upgrade program or license third parties to develop or market products that GeM would otherwise seek to develop or market itself.

NOTE 3 – SERIES B PREFERRED STOCK

During the nine months ended March 31, 2007, GeM issued 132,000 shares of Series B Convertible Preferred Stock (the “Series B Shares”) convertible into 13,200,000 shares of common stock and warrants to purchase an additional 6,600,000 shares of common stock, in exchange for $1,821,599, net of issuance costs of $158,400.   The Series B Shares have an original issue price of $15.00 per share and are convertible into 100 shares of common stock at any time at the option of the holder at a conversion price of $0.15 per share.  Each warrant is immediately exercisable at an exercise price of $0.40 per share for a term of three years.

GeM evaluated the application of SFAS 133 and EITF 00-19 for the Series B Shares and concluded that the conversion feature of the Series B Preferred Shares is clearly and closely related to the economic characteristics of the host contract and, as a result, does not qualify for derivative accounting.  However, in accordance with EITF No. 00–27, Application of Issue No. 98–5 to Certain Convertible Instruments, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, GeM has determined that the Series B Preferred Shares issued during the nine months ended March 31, 2007 had an aggregate beneficial conversion feature of $652,407 as of the date of issuance. GeM recorded this beneficial conversion feature as a deemed dividend upon issuance.

NOTE 4 – COMMON STOCK

During the nine months ended March 31, 2007, GeM issued 200,000 shares of common stock to an officer for unpaid compensation.  The market value of the shares on the date of issuance was $0.015 per share.  GeM recorded $3,000 as non-cash compensation for the nine months ended March 31, 2007.

NOTE 5 – NOTES PAYABLE

The full principal amount and all accrued unpaid interest due under the Trident Note in the aggregate amount of $1,646,816 became due and payable on April 30, 2007.  The Company did not repay such amount, which constituted an event of default under the Trident Note.  Under the terms of the Trident Note and related loan documents, when an Event of Default has occurred and is continuing, Trident has various customary rights and is entitled to pursue various customary remedies, including the right to accelerate repayment of all amounts owed under the Trident Note.  In addition, interest accrues at the default rate of up to 21% per annum, and the Company is required to issue shares of common stock to Trident equal to 0.1% of the outstanding shares of the Company’s common stock each day until the default is cured.  The Company is currently in discussions with Trident regarding resolution of the default.  The Trident Note is secured by all of the Company assets.

During the period between January 1, 2007 and March 31, 2007, the Company generated additional funds by issuing Notes Payable in the amount of $520,000.  For the nine month period ended March 31, 2007, the Company borrowed an aggregate of $830,000 by issuing Notes Payable.  The Notes Payable are due on demand and carry an annual interest rate of 10%.

NOTE 6 – SEGMENT REPORTING

GeM has two reportable segments: employee Internet monitoring and Email migration.  Information about operations by reportable segment is as follows:

	Internet Monitoring	Email Migration	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2007:
Revenues	$34,259	$78,518	$—	$112,777
Loss from operations	$(583,567)	$(609)	$(293,175)	$(877,351)

Three Months Ended March 31, 2006:
Revenues	$55,530	$126,157	$—	$181,687
Loss from operations	$(822,529)	$58,676	$(328,381)	$(1,092,234)

Nine Months Ended March 31, 2007:
Revenues	$119,890	$343,253	$—	$463,143
Loss from operations	$(2,494,257)	$74,193	$(1,542,553)	$(3,962,617)

Nine Months Ended March 31, 2006:
Revenues	$195,757	$506,398	$—	$702,155
Profit(Loss) fr. operations	$(1,776,792)	$289,257	$(1,048,500)	$(2,536,035)

NOTE 7 –EMPLOYEE STOCK OPTIONS

In March 2007 and in November 2006, GeM granted options to officers as part of a severance package and in December 2006, GeM granted options to its officers and fifteen of its existing employees.  Options may be granted to key employees and other persons who contribute to the success of GeM.  Option awards are generally granted with an exercise price equal to the market price of GeM’s stock at the date of grant. No options were exercised during the nine month period ended March 31, 2007.

On March 1, 2007, GeM issued 2,000,000 stock options to an officer of GeM at an exercise price of $0.40 per share.  These options expire on January 31, 2009 and were fully vested on the date of issue with a fair value of $3,716 on that date.  During the six month period ended December 31, 2006, GeM issued 6,817,760  stock options to employees of GeM with an average exercise price of $0.25 per share. These options expire on November 30, 2008 and December 7, 2016, vesting on dates issue to 36 months after the date of issuance and had a fair value of $466,300 at the date of grant. GeM valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.63%, 4.62% and 4.56%; the current stock price at date of issuance of $0.02, $0.09 and $0.07 per share; the exercise price of the options of $0.40, $0.25 and $0.15 per share; the option term of 2 or 10 years; volatility of 133% and 350%; and dividend yield of 0.0%. For the three and nine month periods ended March 31, 2007, GeM recorded compensation expense of $89,211 and $286,560, respectively to amortize the cost of these options over the service period.  As of March 31, 2007, total unrecognized compensation cost for these and prior grants amounted to $84,176.

Prior to July 1, 2006, GeM granted a total of 7,590,000 non-vested options to purchase 7,590,000 shares of common stock at an exercise price of $0.40 to $1.76 per share. All non-vested options vest over a of 18 month to three year service period and expire between 2 and 10 years after the date of grant.

A summary of option activity as of March 31, 2007, and changes during the nine months ended March  31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at July 1, 2006	7,590,000	$0.47	8.9 Yrs
Granted	8,817,780	$0.28	7.9 Yrs
Exercised, forfeited, or expired	(10,199,583)	$0.34	9.1Yrs

Outstanding at March 31, 2007	6,208,197	$0.40	4.4Yrs

Exercisable at March 31, 2007	4,514,863	$0.45	2.7.yrs

A summary of GeM’s non-vested shares as of March 31, 2007 and changes during the nine months ended March 31, 2007, is presented below:

Nonvested Shares	Shares
Nonvested at July 1, 2006	5,616,667

Granted	8,817,780

Vested	(5,842,779)

Forfeited	(6,855,001)

Nonvested at March 31, 2007	1,693,334

NOTE 8 - WARRANT

GeM’s warrants outstanding and exercisable as of March 31, 2007 are:

Exercise Price	Number of shares	Remaining life	Exercisable Number of Shares Remaining

$0.40	19,279,767	2.3 yrs	19,279,767

During the nine months ended March 31, 2007, no warrants were exercised.

NOTE 9 - SUBSEQUENT EVENTS

During April 2007, GeM raised $127,000 in additional funding, net of offering costs, through the issuance of promissory notes, which are due on demand and have an annual interest rate of 10%.

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

Deferred revenue consists of amounts billed to customers in excess of the amount we recognize on our statement of operations and/or for which the product or service has not yet been delivered.  In the event a customer purchases our software, maintenance is included for year one in the purchase price but billable in year two and for every year thereafter that the customer uses our software.  In the event of a subscription agreement, now common in the industry, maintenance is included in the annual or monthly subscription fee.  Deferred revenue excludes all items relating to consulting services as these services are provided at or prior to the delivery of our products.  Deferred revenue was $195,132 and $270,761 at March 31, 2007 and June 30, 2006, respectively.  We believe that $192,223 of the deferred revenue at March 31, 2007 will be recognized as revenue in the next 12 months.

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

For the past two (2) years, our primary strategic objective has been to strengthen our position in the market for content management solutions by completing the development of a comprehensive suite of solutions, hire and train a direct sales force, and ultimately generate revenues sufficient to cover our operating expenses.  During this time, we raised approximately $6 million of debt and equity financing to execute our plan and have been unable to generate revenue sufficient to cover our operating expenses.  More recently, we have been unable to raise the capital necessary to continue this level of investment in our business.  As a result, we have substantially reduced the number of employees and consultants, including most of our direct sales force and research and development staff, suspended the further development of our GeM solutions software suite, and our president and our chief executive officer have resigned.

Having substantially reduced our monthly operating expenses, we are focusing our limited resources primarily on generating additional sales of our E-Mail Shuttle product to existing and new customers.  Due to our limited resources, we are no longer developing or marketing our GeM solutions software suite and are evaluating alternatives, including the sale of all or certain of our assets.  We will continue to closely manage our expenses and conserve our cash, however, in order to sustain operations beyond the short term, we will need to raise additional capital.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to further scale back our operations, terminate operations and, in the extreme case, liquidate the Company.

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2007 and March 31, 2006

Revenues

Revenues consist of licensing fees that we receive upon the sale of our content management and E-mail migration solutions.  Revenues decreased $68,910 or approximately 38% to $112,777 for the three-month period ended March 31, 2007 as compared to $181,687 for the three-month period ended March 31, 2006.  The decrease resulted from a $47,639 decrease in sales of our E-mail migration solutions and a $21,271 decrease in our content management solutions. Due to our limited resources, we have reduced the further development of our GeM solution suite, terminated the majority of our direct sales force, and are focusing our resources primarily on stabilizing the GeM product line and generating additional revenue from sales of our E-mail migration solutions.  As a result, unless we raise additional capital, we do not expect to generate any material revenue from our GeM solutions suite.

Operating Expenses

Operating expenses consist primarily of general and administrative, salaries and wages,  professional fees, and research, development and product support expenses.

General and Administrative and Related Expenses.  General, administrative and other expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, stock compensation, and office rents.  General, administrative expenses decreased $172,508 or 33% to $346,433 for the three-month period ended March 31, 2007 as compared to $518,941 for the three-month period ended March 31, 2006.  The decrease resulted primarily from decreased marketing and promotional activities.  We expect general and administrative expenses to decrease in future periods as we have reduced our marketing and promotion expenses associated with our GeM solution suite.

Salaries and Wages.  Salaries and wages consist of salaries, commissions, benefits and related compensation that we paid to our employees and management fees paid to third parties.    Salaries and wages increased $15,334 to $271,150 for the three-month period ended March 31, 2007 as compared to $255,816 for the three-month period ended March 31, 2006.  As we have substantially reduced the number of employees we currently have, we expect salaries and wages to decrease in future periods.

Professional Fees.  Professional fees consist of accounting, legal and financial consulting fees.   Professional fees decreased $98,399 or 47% to $109,073 for the three-month period ended March 31, 2007 from $207,472 for the three-month period ended March 31, 2006.  The decrease resulted primarily from reduced legal expenses.  We expect professional fees to remain relatively constant in future periods.

Research, Development and Product Support.  Research development and product support expenses consist primarily of costs associated with the development of new products and services and related support.  Research, development and product support expenses decreased  $41,339 or 17% to $206,201 for the three-month period ended March 31, 2007 as compared to $247,540 for the three-month period ended March 31, 2006.  The decrease resulted primarily from a substantial reduction in the further development of our GeM solution suite.  We expect to continue to incur limited expenses relating to stabilizing the GeM product line, our e-mail migration, data and directory management solutions to support our existing customer base.  As a result, we expect research and development expenses to continue to decrease in future periods.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation costs related to computer hardware and software, furniture and office equipment, and the write off of intangible assets associated with our acquisition of CompuSven.  Depreciation and amortization costs increased $13,119 to $57,271 for the three-month period ended March 31, 2007 as compared to $44,152 for the three-month period ended March 31, 2006.

Other income (expense)

Other income (expense) consists of interest expense and derivative income.

Interest Expense. We incurred interest expense of $63,615 during the three-month period ended March 31, 2007 as compared to $391,694 during the three-month period ended March 31, 2006.  The interest expense consisted primarily of $47,342 and $15,270 of interest payments on our $1,600,000 principal amount convertible note and $830,000 principal amount of outstanding demand notes, respectively.  The interest expense in 2006 consisted primarily of non-cash charges of $343,694 resulting from non cash items related to amortization of debt discount and other debt financing costs and $48,000 of interest payments on our $1,600,000 principal amount convertible note.

Loss on Sale of Investment.  On February 19, 2007, we entered into an agreement to sell our investment in Synergy Networks, Inc. for $75,000. We received $50,000 upon closing of the transaction and received the remainder in the form of a $25,000 promissory note, which has an annual interest rate of 4% and is due on August 19, 2007.

Derivative Income (Expense).  We did not incur any gain or loss on derivative liabilities during the three-month period ended March 31, 2007.  We incurred losses on derivative liabilities of $254,841 during the three-month period ended March 31, 2006.  The loss in 2006 was primarily the result of changes in the fair value of derivative liabilities.  Specifically, the fair value of the derivative liabilities decreased during the three-month period ended December 31, 2005 (resulting in gains on derivative liabilities) because the price of our stock decreased during that period.  During the three-month period ended March 31, 2006, we also recorded losses on the initial valuation of the embedded conversion feature of convertible notes we issued in 2006 in the amount of $254,841.

Net Loss

During the three-month period ended March 31, 2007, our net loss was $965,933 as compared to net loss of $1,738,769 during the three-month period ended March 31, 2006.  The $772,836 decrease in net loss was primarily the result of a

$258,793 decrease in operating expenses and a $582,953 decrease in other expenses, particularly a decrease in interest expense, and a $254,841 loss on derivative liabilities in 2006 as a result of changes in the fair value of our derivative liabilities.

Comparison of the Nine-Month Periods Ended March 31, 2007 and 2006

Revenue

Revenues consist of licensing fees that we receive upon the sale of our content management and E-mail migration solutions.  Revenues decreased $239,012 or approximately 34% to $463,143 for the nine-month period ended March 31, 2007 as compared to $702,155 for the nine-month period ended March 31, 2006.  The decrease resulted from a $163,145 decrease in sales of our E-mail migration solutions and a $75,867 decrease in our content management solutions.

Operating Expenses

Operating expenses consist primarily of general and administrative, salaries and wages,  professional fees, and research, development and product support expenses.

General and Administrative and Related Expenses.  General, administrative and related expenses consist of costs related to production of marketing brochures, trade shows, advertising, promotions, travel, customer support, public relations and investor relations, general and administrative expenses, stock compensation, and office rents.  General, administrative and related expenses increased $404,664 to $1,371,341 for the nine-month period ended March 31, 2007 as compared to $966,677 for the nine-month period ended March 31, 2006.

Salaries and Wages.  Salaries and wages consist of salaries, commissions, benefits and related compensation that we paid to our employees and management fees paid to third parties.  Salaries and wages increased $686,093 to $1,677,527 for the nine-month period ended March 31, 2007 as compared to $991,434 for the nine-month period ended March 31, 2006.  The increase resulted primarily from an increase in overall salaries and compensation to our employees.

Professional Fees.   Professional fees consist of accounting, legal and financial consulting fees.  Professional fees decreased $216,043 to $476,380 for the nine-month period ended March 31, 2007 from $692,423 for the nine-month period ended March 31, 2006.   The decrease resulted primarily from a reduction in legal and accounting fees.

Research, Development and Product Support.  Research development and product support expenses consist primarily of costs associated with the development of new products and services and related support.  Research and development expenses increased $276,489 to $734,492 for the nine-month period ended March 31, 2007 as compared to $458,003 for the nine-month period ended March 31, 2006.  The increase resulted primarily from expenses related to the development of our GeM solution suite.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation costs related to computer hardware and software, furniture and office equipment, and the write off of intangible assets associated with our acquisition of CompuSven.  Depreciation and amortization costs increased $36,367 to $166,020 for the nine-month period ended March 31, 2007 as compared to $129,653 for the nine-month period ended March 31, 2006.

Other income (expense)

Other income (expense) consists of interest expense and derivative income.

Interest Expense.  We incurred interest expense of $164,190 during the nine-month period ended March 31, 2007 as compared to $1,102,081 during the nine-month period ended March 31, 2006.  The interest expense for the nine-month period ended March 31, 2007 consisted primarily of $144,132 and $16,534 of interest payments on our $1,600,000 principal amount convertible note and $830,000 principal amount of outstanding demand notes, respectively.  The interest expense in 2006 consisted primarily of $807,169 of non cash items related to amortization of debt discount and other debt financing costs, the modification of warrants issued in connection with convertible notes, and the issuance of shares of common stock in consideration of the waiver of certain covenants included in our $1,600,000 principal amount convertible note.

Loss on Sale of Investment.  On February 19, 2007, we entered into an agreement to sell our investment in Synergy Networks, Inc. for $75,000. We received $50,000 upon closing of the transaction and received the remainder in the form of a $25,000 promissory note, which has an annual interest rate of 4% and is due on August 19, 2007.

Gain (Loss) on Derivative Liabilities.  We did not incur any gain or loss on derivative liabilities during the nine-month period ended March 31, 2007.   We incurred gains on derivative liabilities of $370,814 during the nine-month period ended March 31, 2006.  The gain in 2006 was primarily the result of changes in the fair value of derivative liabilities.  Specifically, the fair value of the derivative liabilities decreased during the nine-month period ended March 31, 2006 (resulting in gains on derivative liabilities) because the price of our stock decreased during the period.

Net Loss

During the nine-month period ended March 31, 2007, our net loss was $4,148,378 as compared to $3,267,302 during the nine-month period ended March 31, 2006.  The $881,076 increase in our net loss was primarily the result of a $1,187,570 increase in operating expenses, particularly salaries, wages and general and administrative expenses, which was offset by a $937,891 decrease in interest expenses and decrease of $370,814 in the gain on derivative liabilities in 2006 as a result of changes in the fair value of our derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was $3,150,087 during the nine-month period ended March 31, 2007 as compared to $2,062,604 for the nine-month period ended March 31, 2006.  The $1,087,483 increase in cash used in operating activities was due primarily to an increase in operating expenses related to an increase in salaries and wages, general and administrative, and research development and product support expenses.

Net cash used in investing activities during the nine-month period ended March 31, 2007 was $59,281 as compared to $65,028 for the nine-month period ended March 31, 2006.  The decrease in cash used in investing activities was due primarily to receiving $50,000 in proceeds from the sale of investments.

Net cash provided by financing activities during the nine-month period ended March 31, 2007 was $2,633,093 as compared to $1,669,787 during the nine-month period ended March 31, 2006.  The cash from financing activities was generated primarily by sales of our convertible preferred stock and warrants and to a lesser extent, issuance of promissory notes.

At March 31, 2007, we had a working capital deficit of $3,871,112 as compared to a working capital deficit of $1,977,685 at June 30, 2006.

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term and long-term debt.  Our primary sources of financing over the past twelve (12) months are set forth below.

On April 1, 2005, we entered into a Loan Agreement (the “Loan Agreement”) with Trident Growth Fund, LP (“Trident”) pursuant to which we issued a $1,600,000 principal amount secured convertible promissory note (the “Trident Note”) to Trident.  The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,616,000 became due and payable on April 30, 2006.  Effective May 1, 2006, we entered into an agreement with Trident to: (i) extend the maturity date of the Trident Note until the earlier of April 30, 2007 or the receipt of $5,000,000 of gross proceeds from the sale of convertible debt or equity securities after May 19, 2006; (ii) eliminate all financial covenants; (iii) eliminate certain negative covenants and; (iv) eliminate the anti-dilution adjustment for issuances of shares at prices below the conversion price of the Trident Note.  The Trident Note continued to accrue interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and is redeemable, in whole or in part, at our option at 100% of par.  Interest is payable in cash unless Trident elects to have it paid in shares of common stock valued at the conversion price in effect on such date.  The Trident Note is convertible in whole or in part at the option of Trident into shares of our common stock at a conversion price of $0.40 per share.

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

The full principal amount and all accrued and unpaid interest due under the Trident Note in the aggregate amount of $1,646,816 became due and payable on April 30, 2007.  We did not repay such amount which constituted an event of default under the Trident Note.  Under the terms of the Trident Note and related loan documents, when an Event of Default has occurred and is continuing,

Trident has various customary rights and is entitled to pursue various customary remedies, including the right to accelerate repayment of all amounts owed under the Trident Note.  In addition, interest accrues at the default rate of up to 21% per annum, and we are required to issue shares of common stock to Trident equal to .1% of our outstanding shares each day until the default is cured.  We are currently in discussions with Trident regarding resolution of the default.

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

Between January 1, 2007 and March 31, 2007, we borrowed an aggregate of $520,000 pursuant to a series of unsecured promissory notes. For the nine month period ended March 31, 2007, we borrowed an aggregate of $830,000 pursuant to a series of unsecured promissory notes. All of the foregoing notes are due on demand.

The foregoing constitutes our principal sources of financing during the past twelve (12) months.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.   Other than the repayment of the Trident Note in the amount of $1,600,000 and $830,000 of promissory notes, we do not expect to incur any material capital expenditures during the next twelve (12) months.

As of the date of this report, we have minimal cash resources.  Since December 2006, we have substantially reduced our monthly expenses such that we currently use approximately $150,000 per month to conduct operations.  We believe that our current cash resources, expected recurring monthly revenue, and revenue from new customers, will only be sufficient to fund operations for the near term.  In recent months, we have funded operations by incurring additional unsecured debt.  In order to sustain our current operations for the next twelve months and repay indebtedness, we will need approximately $3,000,000 of additional financing through sales of our debt or equity securities or otherwise.  The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We are also considering additional alternatives to raise additional capital, including the sale of all or certain of our assets.   We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to further scale back our operations, terminate operations and, in the extreme case, liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have met our working capital requirements through financing transactions involving the private placement of our securities.  We do not expect our current working capital to support our operations through June 2007.  We are in need of approximately $3 million of additional capital to fund operations and repay indebtedness over the next 12 months.  Since our inception, we have not generated any significant revenue, have experienced substantial losses from operations, including approximately $5.1 million during the year ended June 30, 2006 and $4.2 million during the nine-month period ended March 31, 2007, and have a working capital deficit.  As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended June 30, 2006 as to the substantial doubt about our ability to continue as a going concern.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We have experienced net losses in each fiscal quarter since our inception and as of March 31, 2007, we had an accumulated deficit of approximately $16.3 million.  We incurred a net loss of approximately $5.1 million during the year ended June 30, 2006, approximately $4.2 million during the nine-month period ended March 31, 2007, and expect to continue to incur net losses for the foreseeable future.  We have substantially reduced our operating expenses and focused on the E-mail operations migration business.  We will need to increase revenue in order to cover operating expenses, and do not expect to become profitable in the near term.

We are in default under our $1.6 million principal amount convertible note and will need to raise additional funds to sustain operations.

Our $1.6 million principal amount convertible note became due on April 30, 2007, unsecured notes in the principal amount of approximately $830,000 are due within the next 12 months, and we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties.  As a result, we will need to raise approximately $3,000,000 of additional financing to sustain operations and repay indebtedness over the next 12 months, and such funds may not be available on favorable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.  This may cause us to eliminate future product development, eliminate our sales and marketing efforts, and in the extreme case, cease operations and liquidate the Company.

Our future success depends on ability to achieve substantial revenue growth from licensing our GeM solution suite to new customers and to renew licenses with existing customers.  We have suspended the further development of GeM and, therefore, will be unable to generate increased revenues in the near term.

Our products consist of: (i) GeM, our premier content management solution; (ii) SIM, our web based Internet access management solution; and (iii) E-Mail Shuttle, our e-mail migration solution.  Licenses for our GeM and E-Mail Shuttle solutions are usually sold under perpetual licenses and subscription agreements while licenses of our SIM solution typically have a fixed duration.  Since our customers have no obligation to purchase or renew such licenses, we may be unable to generate sufficient revenue to cover our operating expenses.  Our future success also depends on our ability to license additional services or product offerings to new and existing customers which will require a substantial sales and marketing effort.  Due to our limited resources, we have eliminated the majority of our direct sales force and research and development personnel and have reduced funding for the further development of GeM. Unless and until we raise additional financing, we do not expect to generate increased revenues from sales of our GeM solution.

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

We also face current and potential competition from vendors of Internet servers, operating systems, and networking hardware, many of which have developed and/or bundle, or may in the future develop and/or bundle, content management solutions, or other competitive products with their products.  We expect increased competition from anti-virus software developers, traditional network management software developers, and web management service providers.  We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris.  If content management functions become standard features of Internet-related hardware or software, the demand for our solutions may decrease.  Moreover, even if our content management solutions provide greater functionality and are more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our solutions separately.

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

As of the date of this report, the market price of our common stock significantly exceeded the net tangible book value of our common stock.  The net tangible book value of one share of our common stock as of March 31, 2007 was negative $0.13.  As a result, investors purchasing common stock in the market will incur substantial dilution.

Future sales of our common stock may cause our stock price to decline.

The sale of a large number of shares of our common stock in the market or the belief that such sales could occur, could cause a drop in the market price of our common stock. There are currently 29,390,969 outstanding shares of our common stock, of which 18,741,201 are “restricted securities,” as that term is defined in Rule 144 of the Securities Act.  Of these shares, approximately 15,300,000 can be sold without restriction as to volume pursuant to Rule 144(k) of the Securities Act, unless such shares are purchased by our affiliates, and approximately an additional 650,000 shares are currently eligible for sale under Rule 144(e) of the Securities Act.  None of our directors, executive officers or other stockholders is subject to lock-up agreements or market stand-off provisions that limit their ability to sell common stock.

We have issued a substantial number of securities exercisable or convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

As of the date of this report, we have 29,390,969 outstanding shares of common stock and have reserved an additional 55,408,564 shares of our common stock for issuance upon exercise or conversion of the following securities:

•                  25,920,600 shares upon conversion of our outstanding shares of series B convertible preferred stock;

•                  4,000,000 shares upon conversion of an outstanding $1.6 million principal amount convertible note;

•                  6,208,197 shares upon exercise of outstanding options;

•                  19,279,767 shares upon exercise of outstanding warrants.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

In order to sustain operations, we need to raise additional funds in the future, and such additional funding may be dilutive to stockholders or impose operational restrictions.

We need to raise additional capital in the future to sustain our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our existing stockholders will be reduced.  These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

Item 3.            Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to (i) ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms or (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.  Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the years ended June 30, 2005 and 2006, our independent auditors identified deficiencies in our internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of our stock and stock options.  The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Forms 10-KSB for the years ended June 30, 2005 and 2006.  In addition, we have failed to timely file our periodic reports with the SEC on a number of occasions over the past year.  We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff.  We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies.  Our management will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

On March 7, 2007, Rusty Wright, our former Senior Vice President of Sales, filed a lawsuit against us in the Superior Court of Fulton County in the State of Georgia alleging breach of his employment contract.  Mr. Wright is seeking damages equal to six months severance payments, reimbursable expenses, and final wages in the aggregate amount of approximately $81,000, an option to purchase 800,000 shares of our common stock, and other relief.  We filed an answer on April 30, 2007 in which we denied all claims and filed a counterclaim against Mr. Wright for breach of contract.  We intend to aggressively defend this claim and prosecute our counterclaim.

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

GEM SOLUTIONS, INC.

Date: May 21, 2007	/s/ John E. Baker
John E. Baker
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended